Form 10KSB
period 2005-12-31
Atlas America Public #15-2005 Program
filed 2006-03-31
CIK 1335236

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(Name of small business issuer in its charter)

Delaware	20-3208344
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No)

311 Rouser Rd.	Zip Code
Moon Township, PA	15108
(address of principal executive offices)

Issuer’s telephone number (412) 262-2830

Securities registered under Section 12(b) of the Exchange Act.

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act Investor General Partner Units and Limited Partner Units
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer’s revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO ANNUAL REPORT
ON FORM 10-KSB

PART I		PAGE

Item 1:	Description of Business	3-5

Item 2:	Description of Properties	5-8

Item 3:	Legal Proceedings	8

Item 4:	Submission of Matters to a Vote of Security Holders	8

PART II

Item 5:	Market for Registrant’s Common Equity and Related Security Holder Matters	8-9

Item 6:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	9-11

Item 7:	Financial Statements	12-24

Item 8:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24

Item 8A:	Controls and Procedures	24

Item 8B:	Other Information	24

PART III

Item 9:	Directors, Executive Officers and Significant Employees, Compliance with Section (16a)
	of the Exchange Act	25-27

Item 10:	Executive Compensation	27

Item 11:	Security Ownership of Certain Beneficial Owners and Management	27

Item 12:	Certain Relationships and Related Party Transactions	28

Item 13:	Exhibits	29

Item 14:	Principal Accountant Fees and Services	29

SIGNATURES		30

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements. WHEN USED IN THIS FORM 10-KSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES, INCLUDING RISKS ASSOCIATED WITH FLUCTUATIONS IN THE MARKET PRICE FOR NATURAL GAS AND OIL, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

General.  We were formed as a Delaware limited partnership on July 25, 2005, with Atlas Resources, Inc. as our managing general partner. We will drill and operate wells located primarily in western Pennsylvania, Ohio and Tennessee. We have no employees and rely on our managing general partner for management, which, in turn, relies on its parent company, Atlas America, Inc. (“Atlas”) for administrative services. See Item 9 “Directors, Executive Officers and Significant Employees, Compliance with Section 16(a) of the Exchange Act.”

We received total cash subscriptions from investors of $52,245,700, which were paid to our managing partner as operator and general drilling contractor under our drilling and operating agreement. Our managing general partner contributed cash and leases and paid all organization and offering costs and plans to contribute 71.94% of the tangible (“equipment”) costs for a total capital contribution estimated to be $21,412,600. At December 31, 2005, we had drilled 24 developmental wells to the Clinton/Medina, Upper Devonian Sandstones and Southern Shale geological formations in Pennsylvania and Tennessee. Our managing general partner has contributed $6,636,600 in tangible equipment, organization and offering costs and lease costs as of December 31, 2005.

Spin-off of Atlas America, Inc. from Resource America, Inc. On June 30, 2005, Resource America, Inc. (“RAI”) our former indirect parent, distributed its remaining 10.7 million shares of Atlas America, Inc. to its stockholders in the form of a tax-free dividend. Although the distribution itself was tax-free to RAI’s stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America, Inc. and some of its subsidiaries. These transactions did not have a direct material impact on our financial position or results of operations and Atlas America, Inc (and our managing general partner) no longer consolidate with RAI as of June 30, 2005.

Business Strategy. Once completed, our wells will produce natural gas and, to a far lesser extent, oil which are our only products. Most of our gas will be gathered and delivered to market through Atlas Pipeline Partners L.P.’s gas gathering system, which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. See Item 2 “Description of Properties” for information concerning our wells.

Our ongoing operating and maintenance costs are expected to be fulfilled through revenues from the sale of our gas and oil production. We will pay our managing general partner a monthly well supervision fee of $285 per well, as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production and sale of gas and, to a lesser extent, oil such as:

•	well tending, routine maintenance and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparing reports to us and to government agencies.

The well supervision fees, however, will not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we will pay at cost for third-party services, materials, and a reasonable charge for services performed directly by our managing general partner or its affiliates. Also, beginning one year after each of our wells has been placed into production our managing general partner, as operator, may retain $200 of our revenues per month to cover the estimated future plugging and abandonment costs of the well.

Markets and Competition. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production, and its policy is to treat all wells in a given geographic area equally. Our natural gas will be sold as discussed in Item 2 “Description of Properties - Delivery Commitments”. Historically, our managing general partner has not experienced problems in selling our natural gas and oil, although prices we will receive will vary sometimes significantly. Product availability and price are the principal means of competition in selling natural gas and oil production.

While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. See Item 2 “Description of Properties - Delivery Commitments” regarding the marketing of our natural gas and oil.

Governmental Regulation. The energy industry in general is heavily regulated by federal and state authorities, including regulation of production, environmental quality and pollution control. The intent of federal and state regulations generally is to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. The following discussion of the regulation of the United States energy industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.

Regulation of oil and gas producing activities. State regulatory agencies where a producing natural gas well is located provide a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets. Our oil and gas operations in Pennsylvania are regulated by the Department of Environmental Resources, Division of Oil and Gas, our oil and gas operations in Tennessee are regulated by the Tennessee Department of Environment and Conservation and the Division of Geology and our oil and gas operations in Ohio are regulated by the Ohio Department of Natural Resources, Division of Oil and Gas.

Among other things, the regulations involve:

•	new well permit and well registration requirements, procedures and fees;
•	minimum well spacing requirements;
•	restriction on well locations and underground gas storage;
•	certain well site restoration, groundwater protection and safety measures;
•	landowner notification requirements;
•	certain bonding or other security measures;
•	various reporting requirements;
•	well plugging standards and procedures; and
•	broad enforcement powers.

Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil can be liable for fines, penalties and clean-up costs for pollution caused by the wells. Moreover, the owners or operators’ liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. State public utility regulators have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

We believe we have complied in all material respects with applicable federal and state regulations and do not expect that these regulations will have a material adverse impact on our operations. Our producing activities also must comply with various federal, state and local laws not mentioned, including those covering the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Where can you find more information. We will file Form 10-KSB Annual Report and Form 10-QSB Quarterly Reports as well as other non-recurring special purpose reports with the Securities and Exchange Commission. A complete list of our filings is available on the Securities and Exchange Commission’s website at www.sec.gov. Any of our filings are also available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public Reference Room may be contacted at 1-800- SEC-0330 for further information.

Additionally, our managing general partner will provide copies of any of these reports to you without charge. Such requests should be made to:

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
311 Rouser Road
Moon Township, PA 15108

ITEM 2. DESCRIPTION OF PROPERTIES

Drilling Activity. As of December 31, 2005, we have drilled 24.75 net gross wells of which none were producing. All of our wells drilled were development wells, which mean a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. At December 31, 2005, our wells were in the drilling stage.

Natural Gas Reserve Information. The following tables summarize information regarding our estimated proved natural gas reserves as of the date indicated. All of our reserves are located in the United States. Our estimates relating to our proved natural gas reserves and our future net revenues from natural gas reserves are based on internally prepared reports which are reviewed by our independent third-party consultant as discussed below. In accordance with SEC guidelines, we make the SEC PV-10 estimates of future net cash flows from proved reserves using natural gas sales prices in effect as of the dates of the estimates, which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following year-end weighted average prices:

December 31,
2005
Natural gas (per mcf)	$9.73

Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports we prepared which were reviewed by Wright & Company, our consultant. The results of drilling, testing and production of a well subsequent to the date of the reserve estimate for the well may justify revising the estimate of the well’s reserves in the future. Also, future prices we receive from the sale of natural gas may be different from those we estimated in preparing the reserve reports received by Wright & Company. The amounts and timing of future operating, development and abandonment costs also may differ from those we estimated. Accordingly, the reserves of our wells as set forth in the following table ultimately may not be produced. In addition, you should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas properties. PV-10 values are based on projected cash inflows, which do not provide for changes in natural gas prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends on the accuracy of the assumptions on which they were based.

We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deducted when applicable, operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We made no provision for income taxes, and based the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from our natural gas reserves or their present value. For additional information concerning our natural gas reserves and estimates of future net revenues, see Note 9 of the “Notes to Financial Statements” in Item 7 “Financial Statements”.

December 31,
2005

Natural gas reserves - Proved Reserves (Mcf)(1)(4):
Proved developed reserves (2)	783,100
Total proved reserves of natural gas	783,100

Oil reserves - Proved Reserves (Bbl)(1)(4):
Proved developed reserves (2)	―
Total proved reserves of oil	―
Total proved reserves (Mcfe)	783,100

PV-10 estimate of cash flows of proved reserves (3)(4):
Proved developed reserves	$2,907,300
Total PV-10 estimate	$2,907,300
PV-10 estimate per limited partner unit (5)	$356
Undiscounted estimate per limited partner unit (5)	$620

(1)
“Proved reserves” generally means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes: that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.

(2)	“Proved developed reserves” generally means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
(3)	The present value of estimated future net cash flows is calculated by discounting estimated future net cash flows by 10% annually.
(4)	Please see Regulation S-X rule 4-10 for complete definitions of each reserve category.

(5)
This value per $10,000 unit is determined by following the methodology used for determining our proved reserves using the data discussed above. However, this value does not necessarily reflect the fair market value of a unit, and each unit is illiquid. Also, the value of a unit for purposes of presentment of the unit to our managing general partner for purchase is different, because it is calculated under a formula set forth in the partnership agreement.

We have not filed any estimates of our gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the SEC within the 12 months before the date of this filing. For additional information concerning our natural gas reserves and activities, see Note 10 of the “Notes to Financial Statements” in Item 7 “Financial Statements”.

Title to Properties. We believe that we hold good and indefeasible title to our properties in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we commence drilling operations, we conduct an extensive title examination and we perform curative work on defects that we deem significant. We have obtained title examinations for substantially all of our managed producing properties. No single property represents a material portion of our holdings.

Our properties are subject to royalty, overriding royalty and other outstanding interests customary in the natural gas industry. Our properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of our properties.

Acreage. The table below shows, by state, the estimated acres of developed and undeveloped oil and gas acreage in which we had an interest at December 31, 2005.

	Developed Acreage		Undeveloped Acreage (3)
Location	Gross (1)	Net (2)	Gross (1)	Net (2)

Pennsylvania	342.00	338.35	3,828.00	3,730.14
Tennessee	40.00	40.00	960.00	835.00
Ohio	―	―	40.00	30.00
Total	382.00	378.35	4,828.00	4,595.14

(1)	A “gross” acre is an acre in which we own a working interest.
(2)	A “net” acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.
(3)
“Undeveloped acreage” means those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

Delivery Commitments. Our managing general partner and Resource Energy, Inc. and Atlas Energy Group, Inc., its affiliates, have a natural gas supply agreement with Amerada Hess Corporation for a 10-year term, which began on April 1, 1999. The agreement was formerly with First Energy Solutions Corporation, and was acquired by Amerada Hess in 2005. For the next 12 months, our managing general partner anticipates that approximately 45% of our gas will be sold through this agreement with Amerada Hess Corporation, approximately 29% will be sold through a natural gas supply agreement with UGI Energy Services, Inc., and approximately 26% will be sold through other third-party natural gas purchasers or marketers. The natural gas delivery commitments with Amerada Hess Corporation, UGI Energy Services, Inc. and our other third-party natural gas purchasers or marketers are generally for a one-year term.

The pricing arrangements with Amerada Hess Corporation, UGI Energy Services, Inc. and other third-party gas purchasers or marketers are tied to the New York Mercantile Exchange Commission (“NYMEX”) monthly futures contract price, which is reported daily in the Wall Street Journal. The total price received for our gas is a combination of the monthly NYMEX futures price plus a fixed basis. For example, the NYMEX futures price is the base price and there is an additional premium paid, because of the location of the gas (the Appalachian Basin) in relation to the gas market, which is referred to as the “basis.”

Pricing for natural gas and oil has been volatile and uncertain for many years. The agreements with Amerada Hess Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers also permit our managing general partner and its affiliates to implement gas price hedges through those companies. Amerada Hess Corporation, UGI Energy Services, Inc. and the other third-party purchasers or marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to our managing general partner, which then makes those arrangements available to us and its other partnerships. The majority of our managing general partner’s hedges are implemented through its natural gas purchasers. These transactions are similar to NYMEX based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, our managing general partner limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by Amerada Hess Corporation, UGI Energy Services, Inc. and any other third-party purchasers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market value.  Additionally, to limit our managing general partner’s and its partnerships’ exposure to changes in natural gas prices our managing general partner uses hedges through contracts including regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by our managing general partner are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to 24 months in the future. The overall portion of our natural gas portfolio that is hedged changes from time to time.

To assure that all financial instruments will be used solely for hedging price risks and not for speculative purposes, our managing general partner has established a committee to assure that all gas prices hedges, whether made through a third-party marketer or purchaser, are made in compliance with our managing general partner’s hedging policies and procedures. Our managing general partner does not intend to contract for positions that it cannot offset with actual production.

We are not required to provide any fixed and determinable quantities of gas under any agreement other than with Amerada Hess Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SECURITY HOLDER

Market Information. There is no established public trading market for our units and we do not anticipate a market for our units will develop. Our units may be transferred only in accordance with the provisions of Article VI of our partnership agreement which require that:

•	our managing general partner consent;
•	the transfer not result in materially adverse tax consequences to us; and
•	the transfer not violate federal or state securities laws.

An assignee of a unit may become a substituted partner only on meeting the following conditions:

•	the assignor gives the assignee the right;
•	our managing general partner consents to the substitution;
•	the assignee pays to us all costs and expenses incurred in connection with the substitution; and
•
the assignee executes and delivers the instruments, which our managing general partner requires to effect the substitution and to confirm his or her agreement to be bound by the terms of our partnership agreement.

A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote.

Holders. As of December 31, 2005, we had 1,625 unit holders.

Distributions. Our managing general partner will review our accounts quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We will distribute those funds, which our managing general partner determines are not necessary for us to retain, to our partners. We will not advance or borrow funds for purposes of making distributions if the amount of the distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to the revenues.

The determination of our revenues and costs is made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our managing general partner may only be made in conjunction with distributions to our limited partners. During the period ended December 31, 2005, the partnership had no distributions.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN
OF OPERATION

This Item 6 “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” should be read in conjunction with Item 7 “Financial Statements” and the “Notes to Financial Statements”.

General. We were formed as a Delaware limited partnership on July 25, 2005, with Atlas Resources, Inc. as our managing general partner, to drill natural gas development wells. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce at which time they will be plugged and abandoned or sold. None of our wells were operational during the year ended December 31, 2005.

Spin-off of Atlas America, Inc. from Resource America, Inc. On June 30, 2005, RAI, our former indirect parent, distributed its remaining 10.7 million shares of Atlas America, Inc. to its stockholders in the form of a tax-free dividend. Although the distribution itself was tax-free to RAI stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America, Inc. and some of its subsidiaries. These transactions did not have a direct material impact on our financial position or results of operations, and Atlas America, Inc. (and our managing general partner) no longer consolidate with RAI as of June 30, 2005.

Liquidity and Capital Resources. Cash used in operating activities was $48,750,800 for the period ended December 31, 2005, which was primarily related to increases in accounts payable-affiliate and accounts receivable-affiliate.

Cash used in investing activities was $1,326,900 for the period ended December 31, 2005, which was used in drilling contracts paid to our managing general partner.

Cash provided by financing activities was $52,245,800 for the period ended December 31, 2005, which represents investor capital contributions.

Our ongoing operating and maintenance costs are expected to be fulfilled through revenues from the sale of our gas and oil production. Although we do not anticipate a shortfall to pay for our ongoing expenses, if one were to occur, funds will be borrowed from our managing general partner or its affiliates, which are not contractually committed to make a loan. The amount we may borrow may not at any time exceed 5% of our total subscriptions and no borrowings will be obtained from third parties.

We believe future cash flow from operations and amounts available from borrowings from our Managing General Partner or its affiliates will be adequate to fund our operations for the foreseeable future.

We have not and will not devote any funds to research and development activities and no new products or services will be introduced. We have no employees and rely on our managing general partner for management. See Item 9 “Directors, Executive Officers and Significant Employees, Compliance with Section 16(A) of the Exchange Act.”

Critical Accounting Estimates. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in Item 7 “Financial Statements”.

Use of Estimates. Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from these estimates.

Reserve Estimates. Our estimates of our proved natural gas reserves and future net revenues from them, will be based on reserve analyses that rely on various assumptions, including those required by the SEC, as to natural gas prices, drilling and operating expenses, capital expenditures, abandonment costs, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas reserves will be inherently imprecise. Actual future production, natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas reserves may vary substantially from our estimates, or estimates contained in the reserve reports. In addition, our proved reserves may be subject to downward or upward revision based on production history, results of future exploration and development, prevailing natural gas prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

Impairment of Oil and Gas Properties.  We will review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values. We will estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties and there can be no assurance that such impairments will not materially affect our financial position or results of operations.

Revenue Recognition. Revenues from sales of natural gas are recognized by us when the gas has been delivered to the purchaser. Our natural gas is sold under various contracts entered into by our managing general partner. Virtually all of our managing general partner’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price we receive from the sale of our natural gas fluctuates to remain competitive with generally available natural gas supplies in the market.

Dismantlement, Restoration, Reclamation and Abandonment Costs.  On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our natural gas and oil-producing properties. We also estimate the salvage value of equipment recoverable upon abandonment. The partnership follows SFAS No. 143 “Accounting for Asset Retirement Obligations” as discussed in Note 2 to our financial statements. As of December 31, 2005, our estimate of salvage values was greater than or equal to our estimate of the costs of future dismantlement, restoration, reclamation and abandonment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in our estimates or cost, could reduce our gross profit from energy operations.

Recently Issued Financial Accounting Standards. In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on our financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Atlas America Public #15-2005(A) L.P.
A Delaware Limited Partnership

We have audited the accompanying balance sheet of Atlas America Public #15-2005(A) L.P. (a Delaware Limited Partnership) as of December 31, 2005, and the related statement of operations, partners’ capital, and cash flows for the period July 25, 2005 (date of formation) through December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #15-2005(A) L.P. as of December 31, 2005, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Cleveland, Ohio
March 20, 2006

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
BALANCE SHEET
DECEMBER 31, 2005

2005
ASSETS:
Current assets:
Cash and cash equivalents	$2,168,100
Accounts receivable-affiliate	50,918,800
Total current assets	53,086,900

Oil and gas properties, well drilling contracts and leases, (successful efforts)	1,829,900

$54,916,800

LIABILITIES AND PARTNERS’ CAPITALS
Current liabilities:
Accrued liabilities	$13,200
Accounts payable-affiliate	2,168,000
Total current liabilities	2,181,200

Asset retirement obligations	135,900

Partners’ capital:
Managing general partner	362,400
Investors partners (5,227.40 units)	52,237,300
52,599,700
$54,916,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
STATEMENT OF OPERATIONS
FOR THE PERIOD JULY 25, 2005 (date of formation) THROUGH DECEMBER 31, 2005

2005

COST AND EXPENSES
General and administrative expenses	13,200
Total expenses	13,200
Net loss	$(13,200)

Allocation of net loss:
Managing general partner	$(4,800)
Investor partners	$(8,400)
Net loss per investor partnership unit	$(2)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE PERIOD JULY 25, 2005 (date of formation) THROUGH DECEMBER 31, 2005

	Managing
	General	Investor
	Partner	Partners	Total

Balance at July 25, 2005	$ ―	$ ―	$	―

Partners’ capital contributions
Cash	100	52,245,700		52,245,800
Syndication and offering costs	6,269,500	―		6,269,500
Tangible equipment/leasehold costs	367,100	―		367,100
Total contributions	6,636,700	52,245,700		58,882,400

Syndication and offering costs, immediately charged to capital	(6,269,500)	―		(6,269,500)
	367,200	52,245,700		52,612,900

Participation in revenue and expenses
General and administrative	(4,800)	(8,400)		(13,200)
Net loss	(4,800)	(8,400)		(13,200)

Balance at December 31, 2005	$362,400	$52,237,300		$52,599,700

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
STATEMENT OF CASH FLOWS
FOR THE PERIOD JULY 25, 2005 (date of formation) THROUGH DECEMBER 31, 2005

2005
Cash flows from operating activities:
Net loss	$(13,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increases in accrued liabilities and accounts payable affiliate	2,181,200
Increase in accounts receivable affiliate	(50,918,800)
Net cash used in operating activities	(48,750,800)

Cash flows from investing activities:
Oil and gas well drilling contracts paid to Managing General Partner	(1,326,900)
Net cash used in investing activities	(1,326,900)

Cash flows from financing activities:
Partners’ capital contributions	52,245,800
Net cash provided by financing activities	52,245,800

Net increase in cash and cash equivalents	2,168,100
Cash and cash equivalents at beginning of period	―
Cash and cash equivalents at end of period	$2,168,100

Supplemental Schedule of Noncash Investing and Financing Activities:

Assets contributed by Managing General Partner:
Tangible equipment/lease costs, included in oil and gas properties	$367,100
Syndication and offering costs	6,269,500
$6,636,600

Asset retirement obligation	$135,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 1 - NATURE OF OPERATIONS

Atlas America Public #15-2005 (A) L.P. (the “Partnership”) is a Delaware Limited Partnership, which includes Atlas Resources, Inc. (“Atlas”) of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 1,625 subscribers to units as either Limited Partners or Investor General Partners depending upon their election. As of December 31, 2005, there were 1,625 investors who contributed $52,245,700. The Partnership was formed on July 25, 2005 to drill and operate gas wells located primarily in Western Pennsylvania, Ohio and Tennessee. At December 31, 2005, the Partnership’s properties were scheduled for drilling. Recoverability of the cost of properties is dependent on the results of such development activities.

Spin-off of Atlas America, Inc. from Resource America, Inc. On June 30, 2005, RAI distributed its remaining 10.7 million shares of Atlas America, Inc. to its stockholders in the form of a tax-free dividend. Although the distribution itself was tax-free to RAI stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America, Inc. and some of its subsidiaries. These transactions did not have a direct material impact on our financial position or results of operations, and Atlas America, Inc. (and our managing general partner) no longer consolidate with RAI as of June 30, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from these estimates.

Receivables

In evaluating the need for an allowance for possible losses, Atlas as our Managing General Partner performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by Atlas’s review of its customers’ credit information. Atlas extends credit on an unsecured basis to many of its energy customers. At December 31, 2005, Atlas’s credit evaluation indicated that it and the Partnership have no need for an allowance for possible losses.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenues from sales of natural gas are recognized by us when the gas has been delivered to the purchaser. Our natural gas is sold under various contracts entered into by our managing general partner. Virtually all of our managing general partner’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price we receive from the sale of our natural gas fluctuates to remain competitive with generally available natural gas supplies in the market.

Because there are timing differences between the delivery of natural gas and oil and our receipt of a delivery statement, we sometimes have unbilled revenues. These revenues are accrued based on volumetric data from our records and our estimates of the related transportation and compression fees, which are, in turn, based on applicable product prices. We had no unbilled trade receivables at December 31, 2005.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on our financial position or results of operations.

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturities of these instruments.

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the period ended December 31, 2005.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At December 31, 2005, the Partnership had $2,168,100 in deposits at one bank of which $2,068,100 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Partnership is subject to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income or loss and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income (loss) are referred to as “other comprehensive income (loss)”. There are no elements of comprehensive income (loss), other than net losses, to report at December 31, 2005.

Property and Equipment

Property and equipment are stated at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following:	At December 31,
2005

Mineral interest in properties:
Proved properties	$208,200
Wells and related equipment	1,621,700
$1,829,900

Oil and Gas Properties

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Oil is converted to gas equivalent basis (“mcfe”) at the rate of one barrel equals 6 mcf. Depletion is provided on the units of production method.

The Partnership’s long-lived assets are reviewed for impairment annually for events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets. The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and abandonment is less than the estimated undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. If the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows), and the carrying value of the assets.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. Upon the sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in the statements of operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

Asset Retirement Obligation

The fair values of asset retirement obligations are recognized in the period they are incurred if a reasonable estimate of fair value can be made. Asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities and include costs to dismantle and relocate or dispose of production equipment, gathering systems, wells and related structures. Estimates are based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The Partnership does not provide for a market risk premium associated with asset retirement obligation because a reliable estimate cannot be determined.

Environmental Matters

The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 “Accounting for Contingencies.” Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership maintains insurance that may cover in whole or in part certain environmental expenditures. For the period ended December 31, 2005, the Partnership had no environmental matters requiring specific disclosure or the recording of a liability.

NOTE 3 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, “Accounting for Asset Retirement Obligations”.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the period ended December 31, 2005 is as follows:

	2005
Asset retirement obligation, at beginning of year	$	―
Liabilities incurred from drilling wells		135,900
Accretion expense		―
Asset retirement obligation, at end of year		$135,900

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005

NOTE 4 - FEDERAL INCOME TAXES

The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability.

NOTE 5 - PARTICIPATION IN REVENUES AND COSTS

The Managing General Partner and the other partners will generally participate in revenues and costs in the following manner:

	Managing
	General	Other
	Partner	Partners (3)
Organization and offering costs	100%	0%
Lease costs	100%	0%
Revenues	(1)	(1)
Operating costs, administrative costs, direct costs and all other operating costs	(2)	(2)
Intangible drilling costs	0%	100%
Tangible equipment costs	71.94%	28.06%

(1)
Subject to the Managing General Partner’s subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the Managing General Partner will receive an additional 7% of the partnership revenues, which may not exceed 40%.

(2)	These costs will be charged to the partners in the same ratio as the related production revenues are credited.
(3)
Other Partners include both investor limited partners and investor general partners. General Partner units will automatically convert to limited partner units when all wells have been drilled and completed. Thereafter, each investor general partner will have limited liability as a limited partner under the Delaware Revised Uniform Limited Partnership Act with respect to his or her interest in the partnership.

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (“Atlas”), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

Drilling contracts to drill and complete wells for the Partnership are charged at cost plus 15%. The cost of the wells includes reimbursement to Atlas of its general and administrative overhead cost ($15,000 per well) and all ordinary and actual costs of drilling, testing and completing the wells. The Partnership paid $52,245,700 to Atlas in 2005 under the drilling contract.

Atlas contributed undeveloped leases necessary to cover each of the Partnership’s prospects and as of December 31, 2005 received a credit to its capital account in the Partnership of $208,200.

Atlas and Anthem Securities, an affiliate of Atlas, received $6,269,500 in 2005 for fees, commissions and reimbursements as dealer-manager and to organize the Partnership.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (CONTINUED)

As the Managing General Partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts payable-affiliate on the Partnership’s balance sheet represents drilling fees due to Atlas.

As of December 31, 2005, the Partnership has funded $52,245,700 to Atlas for well drilling contracts of which $1,326,900 has been spent to date on well drilling cost and the remaining balance of $50,918,800 is shown as an accounts receivable-affiliate, due from Atlas, on our balance sheet.

NOTE 7 - COMMITMENTS

Subject to certain conditions, investor partners may present their interests beginning in 2010 for purchase by Atlas. The purchase price will be calculated by Atlas in accordance with the terms of the partnership agreement. Atlas is not obligated to purchase more than 5% of the units in any calendar year. In the event that Atlas is unable to obtain the necessary funds, Atlas may suspend its purchase obligation.

Beginning one year after each of our wells has been placed into production our managing general partner, as operator, may retain $200 of our revenues per month to cover the estimated future plugging and abandonment costs. As of December 31, 2005, the managing general partner has not withheld such funds.

NOTE 8 - SUBORDINATION OF MANAGING GENERAL PARTNER’S REVENUE SHARE

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners. In 2005, Atlas was not required to subordinate any of its revenues to the investor Partners.

NOTE 9 - INDEMNIFICATION

In order to limit the potential liability of any investor general partners, Atlas has agreed to indemnify each investor that elects to be a general partner from any liability incurred which exceeds such partner’s share of Partnership assets.

NOTE 10 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

The supplementary information summarized below presents the results of natural gas and oil activities in accordance with Statements of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” (“SFAS No. 69”). Annually, reserve value information is provided to the investor partners pursuant to the partnership agreement. The partnership agreement provides a presentment feature whereby the managing general partner will buy partnership units, subject to annual limitations, based upon a valuation formula price in the partnership agreement. Therefore, reserve value information under SFAS No. 69 is not presented.

No consideration has been given in the following information to the income tax effect of the activities, as the Partnership is not treated as a taxable entity for income tax purposes.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005

NOTE 10 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

(1)	Capitalized Costs Related to Oil and Gas Producing Activities

The following table presents the capitalized costs related to natural gas and oil producing activities at December 31:

2005
Mineral interest in properties - proved properties	208,200
Wells and related equipment	1,621,700
Net capitalized costs	$1,829,900

(2)	Results of Operations for Oil and Gas Producing Activities

The following table presents the results of operations related to natural gas and oil production for the period ended December 31:

2005
General and administrative expenses	$(13,200)
Results of operations from oil and gas producing activities	$(13,200)

(3)	Costs incurred in Oil and Gas Producing Activities

Costs incurred for the period ended December 31, are as follows:

2005
Capitalized asset retirement obligation	$135,900
Acquisition costs	208,200
Tangible equipment and drilling costs	1,485,800
Total costs incurred	$1,829,900

The information presented below represents estimates of proved natural gas reserves. The estimates of the Partnership’s proved gas reserves are based upon evaluations made by management and verified by Wright & Company, Inc., an independent petroleum-engineering firm, as of December 31, 2005. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005

NOTE 10 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

(4)	Oil and Gas Reserve Information

Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved. All reserves are proved developed reserves and are located in the Appalachian Basin area.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the Partnership’s gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in and gas prices and in production and development costs and other factors for which effects have not been provided.
	Natural Gas	Oil
	(MCF)	(BBLS)
Proved developed reserves:
Beginning of period	―	―
Proved developed reserves	783,100	―
Production	―	―
Balance, December 31, 2005	783,100	―

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE:

None.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision, and with the participation of, our managing general partner’s management including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the period covered by this annual report on Form 10-KSB, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes in our internal controls or in other factors that could significantly affect these controls in the fourth quarter and subsequent to the date of their evaluation.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

Responsibilities of Atlas Resources. We have no employees and rely on our managing general partner, which also serves as driller-operator of our wells, for managing us and our wells. Our managing general partner has complete and exclusive discretion and control over our operations and activities and makes all of our decisions affecting the wells we have drilled. Our managing general partner provides continuing review and analysis of all wells and monitors all expenditures and commitments made on our behalf. In addition, our managing general partner performs administrative services relating to our funding and operation, participant reporting, financial budgeting and record keeping.

Business of Atlas Resources. Our managing general partner was incorporated in 1979 and depends on Atlas America, Inc. its indirect parent company, for management and administrative functions and financing its capital contributions to us and its other partnerships. Our managing general partner pays a management fee to Atlas America, Inc. for management and administrative services, which amounted to $45.7 million, $21.6 million and $13.1 million for its fiscal years ended September 30, 2005, 2004 and 2003, respectively. See Item 11 “Security Ownership of Certain Beneficial Owners and Management” for a discussion of the ownership of our managing general partner. During 2004, RAI offered a portion of its common stock in Atlas America, Inc. pursuant to an S-1 Registration Statement. Following the offering, RAI owned approximately 80.2% of the outstanding shares of Atlas America, Inc.’s common stock. On June 30, 2005, RAI distributed its remaining 10.7 million shares of Atlas America, Inc. to its stockholders in the form of a tax-free dividend. Although the distribution itself was tax-free to RAI’s stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America, Inc. and some of its subsidiaries. These transactions did not have a direct material impact on our financial position or results of operations, and Atlas America, Inc. (and our managing general partner) no longer consolidate with RAI as of June 30, 2005.

In addition, Atlas America, Inc. recently announced that it intends to transfer to a newly-formed wholly-owned limited liability company or limited partnership subsidiary of Atlas America, Inc. substantially all of its natural gas and oil exploration and production assets. As part of that transaction, Atlas America, Inc. anticipates that our managing general partner will be converted from a corporation into a limited liability company that will become an indirect subsidiary of Atlas America’s, Inc. newly-formed subsidiary. Our managing general partner, however, will continue to serve as our managing general partner, and does not expect that any of these transactions will have a material effect on our financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary. This report does not constitute an offer to sell or a solicitation of an offer to buy any such securities.

Atlas America, Inc. is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108, which is also our managing general partner’s primary office.

Executive Officers and Directors. The executive officers and directors of our managing general partner will serve until their successors are elected. The executive officers and directors of our managing general partner are as follows:

NAME	AGE	POSITION OR OFFICE

Freddie M. Kotek	50	Chairman of the Board of Directors, Chief Executive Officer and President
Frank P. Carolas	47	Executive Vice President - Land and Geology and a Director
Jeffrey C. Simmons	48	Executive Vice President - Operations and a Director
Jack L. Hollander	50	Senior Vice President - Direct Participation Programs
Nancy J. McGurk	50	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Michael L. Staines	57	Senior Vice President, Secretary and a Director

With respect to the biographical information set forth below:

•
the approximate amount of an individual’s professional time devoted to the business and affairs of our managing general partner and Atlas have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

•
for those individuals who also hold senior positions with other affiliates of our managing general partner, if it is stated that they devote approximately 100% of their professional time to our managing general partner and Atlas, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between our managing general partner and Atlas as compared with the other affiliates of our managing general partner, such as Viking Resources or Resource Energy.

Freddie M. Kotek. President and Chief Executive Officer since January 2002 and Chairman of the Board of Directors since September 2001. Mr. Kotek has been Executive Vice President and Chief Financial Officer of Atlas America from February 2004 to March 2005, and served as a director from September 2001 until February 2004. Mr. Kotek was a Senior Vice President of Resource America, and President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) from 1995 until May, 2004 when he resigned from Resource America and all of its subsidiaries which are not subsidiaries of Atlas America. Mr. Kotek was President of Resource Properties from September 2000 to October 2001 and its Executive Vice President from 1993 to August 1999. Mr. Kotek received a Bachelor of Arts degree from Rutgers College in 1977 with high honors in Economics. He also received a Master in Business Administration degree from the Harvard Graduate School of Business Administration in 1981. Mr. Kotek devotes approximately 95% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner’s affiliates.

Frank P. Carolas. Executive Vice President-Land and Geology and a Director since January 2001. Mr. Carolas has been an Executive Vice President of Atlas America since January 2001 and served as a Director of Atlas America from January 2002 until February 2004. Mr. Carolas was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Carolas served as Vice President of Land and Geology for the managing general partner from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Before that Mr. Carolas served as Vice President of Atlas Energy Group, Inc. from 1997 until 1998, which was the former parent company of the managing general partner. Mr. Carolas is a certified petroleum geologist and has been with our managing general partner and its affiliates since 1981. He received a Bachelor of Science degree in Geology from Pennsylvania State University in 1981 and is an active member of the American Association of Petroleum Geologists. Mr. Carolas devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January, 2001. Mr. Simmons has been an Executive Vice President of Atlas America since January 2001 and was a Director of Atlas America from January 2002 until February 2004. Mr. Simmons was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Simmons served as Vice President of Operations for the managing general partner from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer and has served in various executive positions with its energy subsidiaries since then. Before Mr. Simmons’ career with Resource America, he had worked with Core Laboratories, Inc., of Dallas, Texas, and PNC Bank of Pittsburgh. Mr. Simmons received his Petroleum Engineering degree from Marietta College in 1981 and his Masters degree in Business Administration from Ashland University in 1992. Mr. Simmons devotes approximately 80% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner’s affiliates, primarily Viking Resources and Resource Energy.

Jack L. Hollander. Senior Vice President - Direct Participation Programs since January 2002 and before that he served as Vice President - Direct Participation Programs from January 2001 until December 2001. Mr. Hollander also serves as Senior Vice President - Direct Participation Programs of Atlas America since January 2002. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to January 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, the Investment Program Association, and the Financial Planning Association. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Nancy J. McGurk. Senior Vice President since January 2002, Chief Financial Officer and Chief Accounting Officer since January 2001. Ms. McGurk also serves as Senior Vice President since January 2002 and Chief Accounting Officer of Atlas America since January 2001. Ms. McGurk served as Chief Financial Officer for Atlas America from January 2001 until February 2004. Ms. McGurk was a Vice President of Resource America from 1992 until May 2004 and its Treasurer and Chief Accounting Officer from 1989 until May, 2004 when she resigned from Resource America. Also, since 1995 Ms. McGurk has served as Vice President - Finance of Resource Energy, Inc. Ms. McGurk received a Bachelor of Science degree in Accounting from Ohio State University in 1978, and has been a Certified Public Accountant since 1982. Ms. McGurk devotes approximately 80% of her professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of her professional time to the business and affairs of the managing general partner’s affiliates.

Michael L. Staines. Senior Vice President, Secretary, and a Director since 1998. Mr. Staines has been an Executive Vice President and Secretary of Atlas America since 1998. Mr. Staines was a Senior Vice President of Resource America from 1989 until May, 2004 when he resigned from Resource America. Mr. Staines was a director of Resource America from 1989 to February 2000 and Secretary from 1989 to October 1998. Mr. Staines has been President of Atlas Pipeline Partners GP since January 2001 and its Chief Operating Officer and a member of its Managing Board since its formation in November 1999. Mr. Staines is a member of the Ohio Oil and Gas Association and the Independent Oil and Gas Association of New York. Mr. Staines received a Bachelor of Science degree from Cornell University in 1971 and a Master of Business degree from Drexel University in 1977. Mr. Staines devotes approximately 5% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner’s affiliates, including Atlas Pipeline Partners GP.

Audit Committee Financial Expert. The Board of Directors of our managing general partner acts as the audit committee. The Board of Directors has determined that Freddie M. Kotek meets the requirement of an “audit committee financial expert”, he is not independent.

ITEM 10. EXECUTIVE COMPENSATION

We have no employees and rely on the employees of our managing general partner and its affiliates for all services. No officer or director of our managing general partner will receive any direct remuneration or other compensation from us. Those persons will receive compensation solely from affiliated companies of our managing general partner. See Item 12 “Certain Relationships and Related Party Transactions” for a discussion of compensation paid by us to our managing general partner.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2005, we had issued and outstanding 5,227.40 units. No officer or director of our managing general partner owns any units. Although, subject to certain conditions, investor partners may present their units to us beginning in 2010 or purchase, we are prohibited by our partnership agreement from purchasing more than 5% of our total outstanding units in any calendar year.

Atlas America, Inc. owns 100% of the common stock of AIC, which owns 100% of the common stock of our managing general partner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Oil and Gas Revenues. After formation, our managing general partner paid or will pay our organization and offering costs in the amount of $6,269,500 and 71.94% of the equipment costs estimated to be $13,397,800. Our managing general partner has contributed $159,000 in tangible equipment cost as of December 31, 2005 and any equipment costs that exceeded 10% of the partnership’s subscription proceeds which would otherwise have been charged to the investors and contributed all the leases on which the wells were or are being drilled, for a total capital contribution estimated to be $21,412,600. In return, our managing general partner will share in our production revenues in the same percentage as its capital contribution bears to our total capital contributions except that the managing general partner will receive an additional 7% of partnership revenues. However, our managing general partner’s total revenue share may not exceed 40% of partnership revenues regardless of the amount of its capital contribution. For example, if the managing general partner contributes 28% of our total capital contributions and you and the other investors contribute 72% of our total capital contributions, then the managing general partner will receive 35% of our revenues and the other investors will receive 65% of our revenues.

Leases. Following the final closing date, for the offering of our units to potential investors, which was November 21, 2005 our managing general partner contributed oil and gas leases to us covering 193 undeveloped prospects for the wells we drill and received a credit to its capital account in us in the amount of $208,200.

Administrative Costs. Our managing general partner and its affiliates will receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which will be proportionately reduced if we acquire less than 100% of the working interest in a well.

Direct Costs. Our managing general partner and its affiliates will be reimbursed for all direct costs expended on our behalf.

Drilling Contracts. After the initial and final closing dates for the offering of our units to potential investors, we entered into a drilling contract with our managing general partner to drill and complete approximately 193 gross wells on our behalf. The total amount received by our managing general partner for drilling and completing the wells was $52,245,700 for the year ended December 31, 2005.

Well Charges. Our managing general partner, as operator, will be reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $285 per well per month subject to an annual adjustment for inflation. The well supervision fees are proportionately reduced to the extent we acquire less than 100% of the working interest in a well.

Dealer-Manager Fees. As part of the offering of our units to potential investors, Anthem Securities, Inc. an affiliate of our managing general partner and the dealer-manager of this offering received a 2.5% dealer-manager fee, a 7% sales commission, a .5% reimbursement of marketing expenses, and a .5% reimbursement of the selling agents’ accountable due diligence fees in the amount of $3,844,700.

Transportation Fees. We will pay a gathering fee to our managing general partner at a competitive rate (currently in the range of $ .29 to $ .70 per mcf in the primary and secondary drilling areas).

Other Compensation. For the period ended December 31, 2005, our managing general partner did not advance any funds to us, nor did they provide us with any equipment, supplies or other services.

ITEM 13. EXHIBITS
EXHIBIT INDEX

	Description	Location

4(a)	Certificate of Limited Partnership for Atlas America Public #15-2005 (A) L.P.	Previously filed in our Form S-1 on August 9, 2005

4(b)	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #15-2005 (A) L.P.	Previously filed in our Form S-1 on August 9, 2005

4(c)	Drilling and Operating Agreement for Atlas America Public #15-2005 (A) L.P.	Previously filed in our Form S-1 on August 9, 2005

31.1	Rule 13a-14(a)/15(d) - 14 (a) Certification

31.2	Rule 13a-14(a)/15(d) - 14 (a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees recognized by the Partnership from our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the period ended December 31, 2005 were $9,000.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor. Pursuant to its charter, the Audit Committee of our managing general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. We do not have a separate audit committee. All such services and fees were pre-approved by the Audit Committee during 2005.

Code of Ethics. The directors and officers of our managing general partner have adopted a Code of Business Conduct and Ethics that applies to all executive officers and directors of Atlas and is posted on Atlas’ website (www.atlasamerica.com).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #15-2005 (A) L.P.

Date: March 31, 2006	Atlas Resources Inc., Managing General Partner

By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: March 31, 2006	By: /s/ Frank P. Carolas
Frank P. Carolas, Executive Vice President - Land and Geology

Date: March 31, 2006	By: /s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President - Operations

Date: March 31, 2006	By: /s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.