Form 10QSB
period 2006-06-30
Atlas America Public #15-2005 (A) Program
filed 2006-08-14
CIK 1335236

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three and Six Months ended June 30, 2006
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Six Months ended June 30, 2006
	(Unaudited)	5

	Statements of Cash Flows for the Six Months ended June 30, 2006
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-11

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	11-13

Item 3:	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6:	Exhibits	13

SIGNATURES		14

CERTIFICATIONS		15-18

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC 15-2005(A) L.P.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$200,000	$2,168,100
Accounts receivable-affiliate	2,051,800	50,918,800
Hedge receivable short-term-affiliate	159,700	―
Total current assets	2,411,500	53,086,900

Oil and gas properties, net	66,160,200	1,829,900

Hedge receivable long-term-affiliate	214,800	―
	$68,786,500	$54,916,800

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$11,800	$13,200
Hedge liability short-term-affiliate	―	2,168,000
Total current liabilities	11,800	2,181,200

Asset retirement obligation	1,132,400	135,900
Hedge liability long-term-affiliate	264,900	―

Partners’ capital:
Managing general partner	14,564,700	362,400
Investor partners (5,227.40 units)	52,703,100	52,237,300
Accumulated comprehensive income	109,600	―
	67,377,400	52,599,700
	$68,786,500	$54,916,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

REVENUES:
Natural gas and oil sales	$2,507,200	$2,681,400
Interest income	100	100
Total revenues	2,507,300	2,681,500

COSTS AND EXPENSES:
Production expenses	351,900	378,800
Depletion	1,061,700	1,119,700
Accretion of asset retirement obligation	31,000	33,000
General and administrative expenses	36,700	49,600
Total expenses	1,481,300	1,581,100

Net earnings	$1,026,000	$1,100,400

Allocation of net earnings:
Managing general partner	$598,600	$634,600
Investor partners	$427,400	$465,800
Net earnings per investor partnership unit	$82	$89

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2006
(Unaudited)

	Managing		Accumulated
	General	Investor	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2006	$362,400	$52,237,300	$ ―	$52,599,700

Participation in revenues and expenses:
Net production revenues	830,500	1,472,100	―	2,302,600
Interest income	―	100	―	100
Depletion	(166,200)	(953,500)	―	(1,119,700)
Accretion of asset retirement obligation	(11,900)	(21,100)	―	(33,000)
General and administrative	(17,800)	(31,800)	―	(49,600)
Net earnings	634,600	465,800	―	1,100,400

Other comprehensive income	―	―	109,600	109,600

MGP asset contributions	13,567,700	―	―	13,567,700

Balance at June 30, 2006	$14,564,700	$52,703,100	$109,600	$67,377,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC 15-2005(A) L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

Six Months
Ended
June 30, 2006
Cash flows from operating activities:
Net earnings	$1,100,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,119,700
Accretion of asset retirement obligation	33,000
Increase in accounts receivable - affiliate	(2,051,800)
Decrease in accrued liabilities	(2,169,400)
Net cash used in operating activities	(1,968,100)

Net decrease in cash and cash equivalents	(1,968,100)
Cash and cash equivalents at beginning of period	2,168,100
Cash and cash equivalents at end of period	$200,000

Supplemental schedule of non-cash investing and financing activities:

Additional asset contributions:
Tangible equipment/leasehold and intangible drilling costs	$64,486,500

Asset retirement obligations and cost	$963,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC 15-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #15-2005 (A) L.P. (“the Partnership”) as of and for the three and six months ended June 30, 2006 are unaudited. We were formed as a Delaware Limited Partnership on July 25, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner ("MGP")  was merged into a newly-formed limited liability company, Atlas Resources, LLC,  which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Atlas Resources, LLC Change in Fiscal Year End

On June 15, 2006, Atlas Resources, LLC, along with its parent company Atlas America Inc., changed its fiscal year end from September 30 to December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, our Managing General Partner, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2006 our MGP's credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership's natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $1,655,600 at June 30, 2006 which are included in Accounts receivable-affiliate, on its Balance Sheets. There were no unbilled trade receivables at December 31, 2005.

ATLAS AMERICA PUBLIC 15-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Asset Retirement Obligation

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and six months ending June 30, 2006 is as follows:

	Three Months	Six Months

Asset retirement obligation at beginning of period	$137,900	$135,900
Liabilities incurred from drilling wells	963,500	963,500
Accretion expense	31,000	33,000
Total asset retirement obligation at end of period	$1,132,400	$1,132,400

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At June 30, 2006, the Partnership had $215,600 in deposits at one bank of which $115,600 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $2,168,100 in deposits at one bank of which $2,068,100 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$1,540,300	$208,200
Wells and related equipment	65,739,600	1,621,700
	67,279,900	1,829,900
Accumulated depletion	(1,119,700)	―
	$66,160,200	$1,829,900

ATLAS AMERICA PUBLIC 15-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its Managing General Partner, and its affiliates as provided under the Partnership agreement:

•	As of June 30, 2006, the Partnership has funded $52,245,700 to our MGP for well drilling contracts all of which has been spent to date on well drilling costs.

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statement of Operations are payable at $75 per well per month. Administrative costs incurred for the three and six months ended June 30, 2006 were $20,500 and $22,900, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statement of Operations are payable at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and six months ended June 30, 2006 were $77,900 and $86,900, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statement of Operations are payable at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred for the three and six months ended June 30, 2006 were $241,200 and $257,700, respectively.

•
Tangible and lease costs contributed by the managing general partner, which are included within the supplemental schedule of non-cash activities on the Statement of Cash Flows for the six months ended June 30, 2006, were $13,567,700.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from the MGP.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Net earnings	$1,026,000	$1,100,400
Other comprehensive income:
Unrealized holding gain on hedging contracts	146,200	145,600
Less: reclassification adjustment for (gain) realized in net earnings	(36,000)	(36,000)
	110,200	109,600
Comprehensive income	$1,136,200	$1,210,000

ATLAS AMERICA PUBLIC 15-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis in each of the first five years of the Partnership operations, commencing with the first distribution of revenues to the investor partners. Since inception of the program, the MGP has not been required to subordinate any of its revenues to the investor partners.

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

At June 30, 2006, Atlas America, Inc. had 117 open natural gas futures contracts on behalf of the Partnership related to natural gas sales covering 655,100 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.88 per Dth. There were no such open contracts at June 30, 2005. At June 30, 2006, the Partnership reflected net hedging assets on its balance sheet of $109,600. Of the $109,600 net gain in accumulated other comprehensive income (loss) at June 30, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $159,700 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $50,100 of net losses will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $36,000 for the three and six months ended June 30, 2006 within its statement of operations related to the settlement of qualifying hedge instruments.

As of June 30, 2006, Atlas America, Inc. on behalf of the Partnership had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset (Liability) (2)
Ended June 30,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	114,600	$9.67	$160
2008	249,800	8.76	(94)
2009	207,800	8.69	8
2010	82,900	8.61	36

Total asset			$110

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

ATLAS AMERICA PUBLIC 15-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

	June 30, 2006		December 31, 2005
	Book Value	Fair Value	Book Value		Fair Value
Assets
Derivative instruments	$375	$375	$	―	$	―
	$375	$375	$	―	$	―
Liabilities
Derivative instruments	$(265)	$(265)	$	―	$	―
	$110	$110	$	―	$	―

NOTE 5 - SUBSEQUENT EVENTS

On July 28, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC (“Atlas Energy”), filed a registration statement with the Securities and Exchange Commission for an initial public offering of $5,750,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our managing general partner, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
OR PLAN OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-KSB. THESE RISKS AND UNCERTAINTIES, INCLUDING RISKS ASSOCIATED WITH FLUCTUATIONS IN THE MARKET PRICE FOR NATURAL GAS AND OIL, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

General

We were formed as a Delaware limited partnership on July 25, 2005, with Atlas Resources, LLC as our managing general partner. We drilled and currently operate wells located in western Pennsylvania and Tennessee. We have no employees and rely on our managing general partner for management which, in turn, relies on its parent company, Atlas America, Inc. for administrative services.

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners L.P.’s gas gathering system, which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner ("MGP")  was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP, and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Results of Operations

Partnership operations began at our first closing on December 2, 2005. The Partnership’s first production revenues were accrued in December 2005, therefore no comparative schedule is available for the three and six months ended June 30, 2005.

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Production revenues (in thousands):
Gas	$2,505	$2,679
Oil	$3	$3
Total	$2,508	$2,682

Production volumes:
Gas (mcf/day) (2)	3,429	1,826
Oil (bbls/day) (2)	1	1
Total (mcfe/day) (2)	3,435	1,832

Average sales prices:
Gas (per mcf) (1) (2)	$8.03	$8.11
Oil (per bbl) (2)	$65.51	$65.51

Average production costs:
As a percent of sales	14%	14%
Per mcfe (2)	$1.13	$1.15

Depletion per mcfe	$3.40	$3.39
___________________

(1)	The average sales price per mcf before the effects of hedging was $8.00 for the six months ended June 30, 2006.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Liquidity and Capital Resources. Cash used in operating activities was $1,968,100 for the six months ended June 30, 2006. This was primarily due to an increase in accounts receivable-affiliate and a decrease in accrued liabilities , offset by increases in depletion and earnings for the period ended June 30, 2006.

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

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes in our internal controls or in other factors that could significantly affect controls in the last quarter and subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits
EXHIBIT INDEX
Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #15-2005 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief
Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief
Executive Officer and President

Date: August 14, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and
Chief Accounting Officer