Form 10QSB
period 2006-09-30
Atlas America Public #15-2005 (A) Program
filed 2006-11-14
CIK 1335236

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three and Nine months ended September 30, 2006
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Nine months ended September 30, 2006
	(Unaudited)	5

	Statement of Cash Flows for the Nine months ended September 30, 2006
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	12-14

Item 3:	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6:	Exhibits	15

SIGNATURES		16

CERTIFICATIONS		17-20

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #15-2005(A) L.P.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$201,600	$2,168,100
Accounts receivable-affiliate	5,474,500	50,918,800
Hedge receivable short-term-affiliate	1,875,400	―
Total current assets	7,551,500	53,086,900

Oil and gas properties, net	60,756,400	1,829,900

Hedge receivable long-term-affiliate	2,006,400	―
	$70,314,300	$54,916,800

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$14,900	$13,200
Accounts payable-affiliate	―	2,168,000
Total current liabilities	14,900	2,181,200

Asset retirement obligation	1,148,900	135,900
Hedge liability long-term-affiliate	192,500	―

Partners’ capital:
Managing general partner	12,776,300	362,400
Limited partners (5,227.40 units)	52,492,400	52,237,300
Accumulated comprehensive income	3,689,300	―
	68,958,000	52,599,700
	$70,314,300	$54,916,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006

REVENUES:
Natural gas and oil sales	$4,337,300	$7,018,700
Interest income	1,800	1,900
Total revenues	4,339,100	7,020,600

COSTS AND EXPENSES:
Production expenses	626,300	1,005,100
Depletion	1,864,700	2,984,400
Accretion of asset retirement obligation	16,500	49,500
General and administrative expenses	41,900	91,500
Total expenses	2,549,400	4,130,500

Net earnings	$1,789,700	$2,890,100

Allocation of net earnings:
Managing general partner	$1,119,700	$1,754,300
Limited partners	$670,000	$1,135,800
Net earnings per limited partnership unit	$128	$217

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED September 30, 2006
(Unaudited)

	Managing		Accumulated
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2006	$362,400	$52,237,300	$ ―	$52,599,700

Participation in revenues and expenses:
Net production revenues	2,169,100	3,844,500	―	6,013,600
Interest income	700	1,200	―	1,900
Depletion	(364,600)	(2,619,800)	―	(2,984,400)
Accretion of asset retirement obligation	(17,900)	(31,600)	―	(49,500)
General and administrative	(33,000)	(58,500)	―	(91,500)
Net earnings	1,754,300	1,135,800	―	2,890,100

Other comprehensive income	―	―	3,689,300	3,689,300

Distributions to partners	(496,900)	(880,700)	―	(1,377,600)

MGP asset contributions	11,156,500	―	―	11,156,500

Balance at September 30, 2006	$12,776,300	$52,492,400	$3,689,300	$68,958,000

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005(A) L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months
Ended
September 30, 2006
Cash flows from operating activities:
Net earnings	$2,890,100
Adjustments to reconcile net earnings to net cash used in operating activities:
Depletion	2,984,400
Accretion of asset retirement obligation	49,500
Increase in accounts receivable - affiliate	(4,346,600)
Decrease in current liabilities	(2,166,300)
Net cash used in operating activities	(588,900)

Cash flows from financing activities:
Distributions to partners	(1,377,600)
Net cash used in financing activities	(1,377,600)

Net decrease in cash and cash equivalents	(1,966,500)
Cash and cash equivalents at beginning of period	2,168,100
Cash and cash equivalents at end of period	$201,600

Supplemental schedule of non-cash investing and financing activities:

Additional Asset Contributions:
Lease and tangible equipment costs included in oil and gas properties	$11,156,500

Oil and Gas Properties Receivable Transfer:
Intangible and tangible costs included in oil and gas properties	$49,790,900

Asset retirement obligations	$963,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #15-2005 (A) L.P. (the “Partnership”) as of and for the three and nine months ended September 30, 2006 are unaudited. We were formed as a Delaware Limited Partnership on July 25, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner (“MGP”) was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as the Partnership’s MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 16.9%, in its newly-formed subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Recently Issued Financial Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ATLAS AMERICA PUBLIC #15-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Receivables

In evaluating the need for an allowance for possible losses, our MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At September 30, 2006 our MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $2,452,800 at September 30, 2006 which are included in Accounts receivable-affiliate, on its Balance Sheets. There were no unbilled trade receivables at December 31, 2005.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties accordance with SFAS 143, Accounting for Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and nine months ending September 30, 2006 is as follows:

	Three Months	Nine Months

Asset retirement obligation at beginning of period	$1,132,400	$135,900
Liabilities incurred from drilling wells	―	963,500
Accretion expense	16,500	49,500
Total asset retirement obligation at end of period	$1,148,900	$1,148,900

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At September 30, 2006, the Partnership had $321,600 in deposits at one bank of which $221,600 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $2,168,100 in deposits at one bank of which $2,068,100 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

ATLAS AMERICA PUBLIC #15-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$1,505,800	$208,200
Wells and related equipment	62,235,000	1,621,700
	63,740,800	1,829,900
Accumulated depletion	(2,984,400)	―
	$60,756,400	$1,829,900

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
As of September 30, 2006, the Partnership has funded $52,245,700 to our MGP for well drilling contracts of which $51,117,700 has been spent to date on well drilling costs and the remaining balance of $1,128,000 is shown as part of accounts receivable-affiliate on the Balance Sheet.

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred for the three and nine months ended September 30, 2006 were $33,100 and $56,000, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and nine months ended September 30, 2006 were $125,800 and $212,700, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are payable at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred for the three and nine months ended September 30, 2006 were $420,100 and $677,800, respectively.

•
Tangible and lease costs contributed by the Managing General Partner, which are included within the supplemental schedule of non-cash activities on the Statement of Cash Flows for the nine months ended September 30, 2006, were $11,156,500.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from the MGP.

ATLAS AMERICA PUBLIC #15-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Net earnings	$1,789,700	$2,890,100
Other comprehensive income:
Unrealized holding gain on hedging contracts	3,945,200	4,090,800
Less: reclassification adjustment for gains realized in net earnings	(365,500)	(401,500)
Total other comprehensive income	3,579,700	3,689,300
Comprehensive income	$5,369,400	$6,579,400

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the limited partners of cash distributions from the partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis in each of the first five years of the Partnership operations, commencing with the first distribution of revenues to the limited partners. Since inception of the program, the MGP has not been required to subordinate any of its revenues to the limited partners.

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

The Partnership formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. The Partnership assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the balance sheet as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as accumulated other comprehensive income (loss) and recognized within the statements of operations in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA PUBLIC #15-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

At September 30, 2006, Atlas America, Inc. had open natural gas futures contracts allocated to the Partnership related to natural gas sales covering 3,554,800 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.85 per Dth. There were no such open contracts at September 30, 2005. At September 30, 2006, the Partnership reflected net hedging assets on its balance sheet of $3,689,300. Of the $3,689,300 net gain in accumulated other comprehensive income (loss) at September 30, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $1,875,400 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $1,813,900 of net gains will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $365,500 and $401,500 for the three and nine months ended September 30, 2006, respectively, within its statement of operations related to the settlement of qualifying hedge instruments. The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2006 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

As of September 30, 2006, Atlas America, Inc. on behalf of the Partnership had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Twelve Month		Average	Fair Value
Production Period	Volumes	Fixed Price	Asset (2)
Ended September 30,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	942,500	$9.26	$1,875
2008	1,364,900	8.75	927
2009	1,020,900	8.65	733
2010	226,500	8.61	154

Total asset			$3,689
__________________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

	September 30, 2006		December 31, 2005
	Book Value	Fair Value	Book Value		Fair Value
Assets
Derivative instruments	$3,882	$3,882	$	―	$	―
	$3,882	$3,882	$	―	$	―
Liabilities
Derivative instruments	$(193)	$(193)	$	―	$	―
	$3,689	$3,689	$	―	$	―

ATLAS AMERICA PUBLIC #15-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 5 - SUBSEQUENT EVENT

On November 1, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC (“Atlas Energy”), filed a second amendment to its registration statement with the Securities and Exchange Commission for an initial public offering of 6,075,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our MGP, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

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

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner or MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on our financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 16.9%, in its newly-formed subsidiary.

Results of Operations

Partnership operations began at our first closing on December 2, 2005. The Partnership’s first production revenues were accrued in March 2006, therefore no comparative schedule is available for the three and nine months ended September 30, 2005.

The following table sets forth information relating to our production revenues and expenses during the periods indicated:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Production revenues (in thousands):
Gas	$4,304	$6,983
Oil	$33	$36
Total	$4,337	$7,019

Production volumes:
Gas (mcf/day) (2)	6,019	3,239
Oil (bbls/day) (2)	5	2
Total (mcfe/day) (2)	6,049	3,251

Average sales prices:
Gas (per mcf) (1) (2)	$7.77	$7.90
Oil (per bbl) (2)	$68.83	$68.55

Average production costs:
As a percent of sales	14%	14%
Per mcfe (2)	$1.13	$1.13

Depletion per mcfe	$3.35	$3.36
___________________

(1)	The average sales price per mcf before the effects of hedging was $7.11 and $7.44 for the three and nine months ended September 30, 2006, respectively.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Liquidity and Capital Resources. Cash used in operating activities was $588,900 for the nine months ended September 30, 2006. This was primarily due to having net earnings on well production and increases in accounts receivable-affiliate and a decrease in current liabilities.

Cash used in financing activities for the period ended September 30, 2006 was $1,377,600 which was the amount paid in distributions to the partners.

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our MGP may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

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

Recently Issued Financial Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our MGP’s management, including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Atlas America Public #15-2005 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief
Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief
Executive Officer and President

Date: November 14, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and
Chief Accounting Officer