Form 10KSB
period 2006-12-31
Atlas America Public #15-2005 (A) Program
filed 2007-04-02
CIK 1335236

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer’s revenues for its most recent fiscal year $10,852,800.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO ANNUAL REPORT
ON FORM 10-KSB

PART I		PAGE

Item 1:	Description of Business	3-5

Item 2:	Description of Properties	6-10

Item 3:	Legal Proceedings	10

Item 4:	Submission of Matters to a Vote of Security Holders	10

PART II

Item 5:	Market for Registrant’s Common Equity and Related Security Holder Matters	10-11

Item 6:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	11-16

Item 7:	Financial Statements	17-33

Item 8:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33

Item 8A:	Controls and Procedures	33

Item 8B:	Other Information	34

PART III

Item 9:	Directors, Executive Officers and Significant Employees, Compliance with Section (16a)
	of the Exchange Act	34-37

Item 10:	Executive Compensation	37

Item 11:	Security Ownership of Certain Beneficial Owners and Management	37

Item 12:	Certain Relationships and Related Party Transactions	37-38

Item 13:	Exhibits	38

Item 14:	Principal Accountant Fees and Services	39

SIGNATURES		40

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

General.  We were formed as a Delaware limited partnership on July 25, 2005, with Atlas Resources, Inc. as our Managing General Partner or MGP to drill natural gas development wells. We drilled and currently operate wells located in Pennsylvania and Tennessee. We have no employees and rely on our MGP for management, which, in turn, relies on its parent company, Atlas Energy Resources, LLC or Atlas America, Inc. or Atlas America for administrative services. See Item 9 “Directors, Executive Officers and Significant Employees, Compliance with Section 16(a) of the Exchange Act.”

We received total cash subscriptions from investors of $52,245,700, which were paid to our MGP acting as operator and general drilling contractor under our drilling and operating agreement. Our MGP contributed cash and leases and paid all organization and offering costs and plans to contribute 66.59% of the tangible (“equipment”) costs for a total capital contribution estimated to be $18,219,000. At December 31, 2006, we had drilled 188 developmental wells to the Clinton/Medina, Upper Devonian Sandstones and Southern Shale geological formations in Pennsylvania and Tennessee.

Spin-off of Atlas America, Inc. from Resource America, Inc. On June 30, 2005, Resource America, Inc., or RAI, our former indirect parent, distributed its remaining 10.7 million shares of Atlas America to its stockholders in the form of a tax-free dividend. Although the distribution itself was tax-free to RAI stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries. These transactions did not have a direct material impact on our financial position or results of operations, and Atlas America (and our MGP) no longer consolidate with RAI as of June 30, 2005.

    Atlas Resources Inc. Merged into Atlas Resources, LLC. In March 2006, Atlas Resources, Inc., our MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, (NYSE:ATN), or Atlas Energy, a newly-formed subsidiary of Atlas America. Atlas Resources, LLC serves as our MGP.

    Public Offering of Atlas Energy Resources, LLC. In December 2006, Atlas America contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy. Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.5% ownership interest, in an initial public offering at a price of $21.00 per unit. The net proceeds of approximately $139.9 million, after underwriting discounts and commissions, were distributed to Atlas America.

    Atlas Energy is a limited liability company focused on the development and production of natural gas and, to a lesser extent, oil in the Appalachian Basin region of the United States of America, principally in western New York, eastern Ohio, western Pennsylvania and Tennessee. Atlas Energy funds the drilling of natural gas and oil wells on its acreage by sponsoring and managing tax-advantaged investment partnerships. It generally structures its investment partnerships so that, upon formation of a partnership, Atlas Energy co-invests in and contributes leasehold acreage to it, enters into drilling and well operating agreements with it and becomes its managing general partner. Atlas Energy is managed by Atlas Energy Management, Inc., through which Atlas America provides Atlas Energy with the personnel necessary to manage its assets and raise capital.

Business Strategy. Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners L.P.’s gas gathering system which is managed by an affiliate of our MGP. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling. See Item 2 “Description of Properties” for information concerning our wells.

Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our MGP a monthly well supervision fee of $285 per well, as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production and sale of natural gas and, to a lesser extent, oil such as:

•	well tending, routine maintenance and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparing reports to us and to government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay at cost for third-party services, materials, and a reasonable charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment costs of the well. At December 31, 2006, our MGP had not withheld any funds for this purpose.

Markets and Competition. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our natural gas production. Our natural gas is being sold as discussed in Item 2 “Description of Properties - Delivery Commitments”. During 2006 and 2005, we experienced no problems in selling our natural gas and oil, although prices we received varied sometimes significantly. Product availability and price are the principal means of competition in selling natural gas and oil production.

While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. See Item 2 “Description of Properties - Delivery Commitments” regarding the marketing of our natural gas and oil.

Governmental Regulation. The energy industry in general is heavily regulated by federal and state authorities, including regulation of production, environmental quality and pollution control. The intent of federal and state regulations generally is to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. The following discussion of the regulation of the United States of America energy industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.

Regulation of oil and gas producing activities. State regulatory agencies where a producing natural gas well is located provide a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets. Our oil and gas operations in Pennsylvania are regulated by the Department of Environmental Resources, Division of Oil and Gas, our oil and gas operations in Tennessee are regulated by the Tennessee Department of Environment and Conservation and the Division of Geology.

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

Additionally, our MGP will provide copies of any of these reports to you without charge. Such requests should be made to:

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
311 Rouser Road
Moon Township, PA 15108

ITEM 2.     DESCRIPTION OF PROPERTIES

Drilling Activity. As of December 31, 2006, we have drilled 188 gross wells. All the wells drilled were development wells, which mean a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Also, see Item 6 "Management's Discussion and Analysis of Financial Condition or Plan of Operations" regarding our revenues recognized, costs and expenses we incurred, and our daily production volumes, average sales prices and production cost per equivalent unit during the period indicated.

	Development Wells
Year Ended December 31,	Productive (1)		Dry (2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
2006	187	179.031	1	1
	187	179.031	1	1

(1)	A “productive well” generally means a well that is not a dry hole.
(2)
A “dry hole” generally means a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The term “completion” refers either to the installation of permanent equipment for the production of oil or gas or, in the case of a dry hole, to the reporting of the abandonment of the well to the appropriate regulatory agency.

(3)	A “gross” well is a well in which we have a working interest.
(4)	A “net” well equals the actual working interest we own in one gross well divided by one hundred. For example, a 50% working interest in a well is one gross well, but a .50 net well.

Summary of Productive Wells. The table below shows the number of productive gross and net wells at December 31, 2006, in which we have a working interest. All wells are located in the Appalachian Basin.

	Number of Productive Wells
	Gross	Net
Gas	184	173.179
Oil	─	─
Total	184	173.179

Production. The following table shows the quantities of natural gas and oil we produced (net to our interest), our average sales price, and our average production (lifting) cost per equivalent unit of production for the period indicated.

					Average
					Production Cost
Year	Production		Average Sales Price		(Lifting Cost)
Ended	Oil (bbls)	Gas (mcf)	per bbl	per mcf	per mcfe
	(1)	(1)	(1)	(1)	(1) (2)
2006	1,300	1,357,100	$62.18	$7.93	$1.17

(1)	“Mcf” means one thousand cubic feet of natural gas. “Mcfe” means a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel (“bbl”).
(2)	Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

    Natural Gas and Oil Reserve Information. The following table summarizes information regarding our estimated proved natural gas and oil reserves as of the date indicated. All of our reserves are located in the United States of America. Our estimates relating to our proved natural gas and oil reserves and our future net revenues from natural gas and oil reserves are based on internally prepared reports, which are reviewed by our independent third-party consultant as discussed below. In accordance with SEC guidelines, we make the standardized and PV-10 estimates of future net cash flows from proved reserves discounted using an annual discount rate of 10%, estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates, which are held constant throughout the life of the properties. We based our estimates of proved reserves on the following year-end weighted average prices:

	As of December 31,
	2006	2005
Natural gas (per mcf)	$6.30		$9.73
Oil (per bbl)	$57.25	$	―

Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports of Wright & Company, our consultants. The results of drilling, testing and production of a well subsequent to the date of the reserve estimate for the well may justify revising the estimate of the well’s reserves in the future. Also, future prices we receive from the sale of natural gas may be different from those estimated by Wright & Company in preparing the reserve reports. The amounts and timing of future operating costs also may differ from those we estimated. In addition, you should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas and oil properties. PV-10 values are based on projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses. The meaningfulness of these estimates depends on the accuracy of the assumptions on which they were based.

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

At December 31,	2006	2005

Natural gas reserves - Proved Reserves (Mcf) (1)(4):
Proved developed reserves (2)	11,218,400	783,100
Total proved reserves of natural gas	11,218,400	783,100

Oil reserves - Proved Reserves (Bbl) (1)(4):
Proved developed reserves (2)	4,700	―
Total proved reserves of oil	4,700	―
Total proved reserves (Mcfe)	11,246,600	783,100

PV-10 estimate of cash flows of proved reserves (3)(4):
Proved developed reserves	$27,102,400	$2,907,300
Total PV-10 estimate	$27,102,400	$2,907,300
PV-10 estimate per limited partner unit (5)	$3,315	$356
Undiscounted estimate per limited partner unit (5)	$5,492	$620

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

We have not filed any estimates of our gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the SEC within the 12 months before the date of this filing. For additional information concerning our natural gas reserves and activities, see Note 9 of the “Notes to Financial Statements” in Item 7 “Financial Statements”.

Title to Properties. We believe that we hold good and indefeasible title to our properties in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, our MGP conducts only a perfunctory title examination at the time it acquires a property. Before our MGP commences drilling operations, it conducts an extensive title examination and performs curative work on defects that it deems significant. Our MGP has obtained title examinations for substantially all of our producing properties. No single property represents a material portion of our holdings.

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

Acreage. The table below shows, by state, the estimated acres of developed oil and gas acreage in which we had an interest at December 31, 2006. There was no undeveloped acreage at December 31, 2006.

	Developed Acreage
Location	Gross (1)	Net (2)
Pennsylvania	3,784.97	3,731.60
Tennessee	800.00	740.00
Total	4,584.97	4,471.60

(1)	A “gross” acre is an acre in which we own a working interest.
(2)	A “net” acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.

Delivery Commitments. Atlas Energy and its affiliates, have a natural gas supply agreement with Hess Corporation for a 10-year term, which began on April 1, 1999. The agreement was formerly with First Energy Solutions Corporation, and was acquired by Hess in 2005. For the next 12 months, our MGP anticipates that approximately 30% of our gas will be sold through this agreement with Hess Corporation. Atlas Energy markets the remainder of its natural gas, which is principally located in the Fayette County, PA area, primarily to Colonial Energy, Inc., UGI Energy Services and others. The natural gas delivery commitments with Amerada Hess Corporation, UGI Energy Services, Inc. and our other third-party natural gas purchasers or marketers are generally for a one-year term.

The pricing arrangements with Hess Corporation, UGI Energy Services, Inc. and other third-party gas purchasers or marketers are tied to the New York Mercantile Exchange Commission or NYMEX monthly futures contract price, which is reported daily in the Wall Street Journal. The total price received for our gas is a combination of the monthly NYMEX futures price plus a fixed basis. For example, the NYMEX futures price is the base price and there is an additional premium paid, because of the location of the gas (the Appalachian Basin) in relation to the gas market, which is referred to as the “basis.”

Pricing for natural gas and oil has been volatile and uncertain for many years. The agreements with Hess Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers also permit Atlas Energy and its affiliates to implement gas forward sales transactions through those companies. Hess Corporation, UGI Energy Services, Inc. and the other third-party purchasers or marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to Atlas Energy which then makes those arrangements available to us and its other partnerships. The majority of Atlas Energy’s forward sales transactions are implemented through its natural gas purchasers. These transactions are similar to NYMEX based futures contracts, swaps and options, but are not deemed hedges for accounting purposes because they require firm delivery of natural gas. Thus, Atlas Energy limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by Hess Corporation, UGI Energy Services, Inc. and any other third-party purchasers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market value.  Also Atlas Energy uses hedges through contracts including regulated NYMEX futures and options contracts and non-regulate over-the-counter futures contracts with qualified counterparties. The futures contracts employed by Atlas Energy are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to 24 months in the future. The overall portion of our natural gas portfolio that is hedged changes from time to time. As of December 31, 2006, Atlas Energy had financial hedges and physical hedges in place for approximately 79% of its expected production for the twelve months ending December 31, 2007.

To assure that all financial instruments will be used solely for hedging price risks and not for speculative purposes, Atlas Energy has established a committee to assure that all gas prices hedges, whether made through a third-party marketer or purchaser, or through Atlas Energy and its affiliate’s contracts, are made in compliance with Atlas Energy’s hedging policies and procedures. Atlas Energy does not intend to contract for positions that it cannot offset with actual production.

We are not required to provide any fixed and determinable quantities of gas under any agreement other than with Hess Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers.

ITEM 3.          LEGAL PROCEEDINGS

None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

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

Holders. As of December 31, 2006, we had 1,626 unit holders.

Distributions. Our MGP will review our accounts monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We will distribute those funds, which our MGP determines are not necessary for us to retain, to our partners. We will not advance or borrow funds for purposes of making distributions if the amount of the distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to the revenues. The determination of our revenues and costs is made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our MGP may only be made in conjunction with distributions to our limited partners.

During the year ended December 31, 2006, we distributed the following:

•	$2,977,800 to our limited partners; and
•	$1,680,100 to our managing general partner.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN
OF OPERATIONS

This Item 6 “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” should be read in conjunction with Item 7 “Financial Statements” and the “Notes to Financial Statements”.

General. We were formed as a Delaware limited partnership on July 25, 2005, with Atlas Resources, Inc. as our MGP, to drill natural gas development wells. The year ended December 31, 2006 is the first calendar year that almost all of our wells were on-line and producing natural gas and, to a lesser extent oil. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce at which time they will be plugged and abandoned or sold. No additional funds will be required for drilling.

Spin-off of Atlas America, Inc. from Resource America, Inc. On June 30, 2005, RAI, our former indirect parent, distributed its remaining 10.7 million shares of Atlas America to its stockholders in the form of a tax-free dividend. Although the distribution itself was tax-free to RAI stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries. These transactions did not have a direct material impact on our financial position or results of operations, and Atlas America (and our MGP) no longer consolidate with RAI as of June 30, 2005.

    Atlas Resources Inc. Merged into Atlas Resources, LLC. In March 2006, Atlas Resources, Inc., our MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, (NYSE:ATN), or Atlas Energy, a newly-formed subsidiary of Atlas America. Atlas Resources, LLC serves as our MGP.

    Public Offering of Atlas Energy Resources, LLC. In December 2006, Atlas America contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy Resources, LLC. Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.5% ownership interest, in an initial public offering at a price of $21.00 per unit. The net proceeds of approximately $139.9 million, after underwriting discounts and commissions, were distributed to Atlas America.

    Atlas Energy is a limited liability company focused on the development and production of natural gas and, to a lesser extent, oil in the Appalachian Basin region of the United States of America, principally in western New York, eastern Ohio, western Pennsylvania and Tennessee. Atlas Energy funds the drilling of natural gas and oil wells on its acreage by sponsoring and managing tax-advantaged investment partnerships. It generally structures its investment partnerships so that, upon formation of a partnership, Atlas Energy co-invests in and contributes leasehold acreage to it, enters into drilling and well operating agreements with it and becomes its managing general partner. Atlas Energy is managed by Atlas Energy Management, Inc., through which Atlas America provides Atlas Energy with the personnel necessary to manage its assets and raise capital.

Results of Operations. The following table sets forth information relating to our production revenues, volumes, sales prices and production costs and depletion during the period indicated:

December 31,
2006
Production revenues (in thousands):
Gas	$10,764
Oil	$79
Total	$10,843
Production volumes:
Gas (mcf/day) (2)	3,718
Oil (bbls/day) (2)	3
Total (mcfe/day) (2)	3,736
Average sales price:
Gas (per mcf) (1) (2)	$7.93
Oil (per bbl) (2)	$62.18
Average production costs:
As a percent of sales	15%
Per mcfe (2)	$1.17
Depletion per mcfe	$3.86

(1)	The average sales price per mcf before the effects of hedging was $7.29 for the year ended December 31, 2006.
(2)	“Mcf” means thousand cubic feet; “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $10,763,500 and for the year ended December 31, 2006. We expect that our natural gas revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of natural gas and, to a lesser extent, oil.

The price we receive for our natural gas is primarily a result of the index-driven agreements with Hess Corporation, UGI Energy Services, Inc. and our other natural gas purchasers. See Item 2 “Description of Properties- Delivery Commitments.” Thus, the price we receive for our natural gas may vary significantly each month as the underlying index changes in response to market conditions.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have some oil production. Our oil revenues were $79,200 for the year ended December 31, 2006.

Expenses. Production expenses were $1,601,600 for the year ended December 31, 2006.

Depletion of our oil and gas properties as a percentage of oil and gas revenues was 49% for the year ended December 31, 2006.

Impairment of oil and gas properties for the year ended December 31, 2006 was $3,445,300.  Annually, we compare the carrying value of our proved developed oil and gas producing properties to their estimated fair market value.  To the extent our carrying value exceeds the estimated fair market value an impairment charge is recognzied.  As a result of this assessment, an impairment charge was recognized for the year ended December 31, 2006.  This charge is dependent on estimates of resreve quantity, future market values and our carrying value.  We can not provide any assurance that similar charges may or may not be taken in future periods.

General and administrative expenses were $141,800 and $13,200 for the years ended December 31, 2006 and 2005, respectively, an increase of $128,600 (974%). These expenses include outside costs for services as well as the monthly administrative fee charged by our MGP. This increase was primarily due to the majority of wells being on line as compared to the prior year similar period.

Liquidity and Capital Resources. Cash provided by operating activities increased $1,560,100 to $3,728,100 for the year ended December 31, 2006 from $2,168,000 for the year ended December 31, 2005. This increase was due to an increase in net earnings before depletion and impairment, and accounts receivable affiliate.

Cash used in investing activities was $52,245,700 for the year ended December 31, 2005, which were from drilling contracts paid to the MGP.

Cash used in financing activities was $4,657,900 for the year ended December 31, 2006, which was from distributions to our investors. Cash provided by financing activities was $52,245,800 for the year ended December 31, 2005, which represented investor capital contributions.

We have no, nor do we expect any material commitments to make capital expenditures, except that our MGP may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at anytime exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We believe future cash flow from operations and amounts available from borrowings from our MGP or its affiliates will be adequate to fund our operations.

Critical Accounting Policies. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion, impairment and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in Item 7 “Financial Statements”.

Use of Estimates. Preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from these estimates.

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

Impairment of Oil and Gas Properties.  We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values. We estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties. During 2006, we recognized an impairment charge of $3,445,300 net of an offsetting gain in other comprehensive income of $330.800.

Derivative Instruments. Atlas Energy on our behalf from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated NYMEX futures, options contracts, and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

Atlas Energy on our behalf documents all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the balance sheet as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as accumulated other comprehensive income (loss) and recognized within the statements of operations in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, Atlas Energy will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At December 31, 2006, Atlas Energy had open natural gas futures contracts allocated to us related to sales covering 5,198,600 dekatherms (“Dth”) (net to us) of natural gas, maturing through December 31, 2010 at an average settlement price of $8.51 per Dth. At December 31, 2006, we reflected net hedging assets on our balance sheet of $4,491,000. Due to the impairment of our oil and gas properties, the net offsetting unrealized gain of $330,800 was reclassified into earnings from accumulated other comprehensive income. Ineffective hedge gains or losses are recorded within the Statement of Operations while the hedge contract is open and may increase or decrease until settlement of the contract. We realized gains of $1,196,900 for the year ended December 31, 2006, in our gas and oil revenues within our Statement of Operations related to the settlement of qualifying hedge instruments. We recognized no gains or losses during the year ended December 31, 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of December 31, 2006, Atlas Energy had allocated to us the following natural gas hedged volumes:

Natural Gas Fixed - Price Swaps

Production		Average	Net Fair Value
Period	Volumes	Fixed Price	Asset (2)
Ended December 31,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	1,556,800	$8.60	$2,597
2008	1,643,000	8.91	1,110
2009	1,487,700	8.31	728
2010	511,100	7.53	56
Total asset			$4,491

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	December 31, 2006		December 31, 2005
	Book Value	Fair Value	Book Value		Fair Value
Assets
Derivative instruments	$4,870	$4,870	$	─	$	─
	$4,870	$4,870	$	─	$	─
Liabilities
Derivative instruments	$(379)	$(379)	$	─	$	─
	$4,491	$4,491	$	─	$	─

Revenue Recognition. Revenues from sales of natural gas and oil are recognized by us when the gas and oil have been delivered to the purchaser. Our natural gas and oil is sold under various contracts entered into by our MGP. Virtually all of our MGP’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price we receive from the sale of our natural gas fluctuates to remain competitive with generally available natural gas supplies in the market.

Dismantlement, Restoration, Reclamation and Abandonment Costs.  On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our natural gas and oil-producing properties. We also estimate the salvage value of equipment recoverable upon abandonment. The partnership follows SFAS No. 143 “Accounting for Asset Retirement Obligations” as discussed in Note 2 to our financial statements. As of December 31, 2006 and 2005, our estimate of salvage values was greater than, or equal to, our estimate of the costs of future dismantlement, restoration, reclamation and abandonment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in our estimates or cost, would reduce our net earnings.

Off-Balance Sheet Arrangements. This Partnership has no financial statement risk, nor any Off-Balance Sheet Arrangements and contractual obligations.

Recently Issued Financial Accounting Standards. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this Statement, and at this time, we have not made any decisions in its application to its financial position or results of operations. We are currently evaluating the impact of the adoption of SFAS 159 on our financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting bulletin No. 108, Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statement, or SAB 108. SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We initially applied SAB 108 in connection with the preparation for our annual financial statements for the year ended December 31, 2006. The application of SAB 108 did not have a material effect on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for us beginning January 1, 2007. Our taxable income or loss will be absorbed by the Partners. We are currently evaluating the impact of the adoption of FIN 48 on our financial position and results of operations, but since we are a non-taxable entity, we do not currently expect the adoption of FIN 48 to have a material impact on our financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations or FIN 47, which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 in the 4th quarter 2005, did not have a material effect on our financial position or results of operations.

ITEM 7.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Atlas America Public #15-2005 (A) L.P.

We have audited the accompanying balance sheets of Atlas America Public #15-2005 (A) L.P. (a Delaware Limited Partnership) as of December 31, 2006 and 2005, and the related statements of operations, comprehensive income, changes in partners’ capital, and cash flows for the year ended December 31, 2006 and the period July 25, 2005 (date of formation) through December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #15-2005 (A) L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and the period July 25, 2005 (date of formation) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 30, 2006

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
BALANCE SHEETS
DECEMBER 31,

	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$1,238,300	$2,168,100
Accounts receivable-affiliate	3,218,100	50,918,800
Hedge receivable short-term-affiliate	2,613,800	―
Total current assets	7,070,200	53,086,900

Oil and gas properties, net	56,327,400	1,829,900
Hedge receivable long-term-affiliate	2,256,500	―
	58,583,900	1,829,900
	$65,654,100	$54,916,800

LIABILITIES AND PARTNERS’ CAPITALS
Current liabilities:
Accrued liabilities	$18,000	$13,200
Accounts payable-affiliate	─	2,168,000
Hedge liability short-term-affiliate	16,300	─
Total current liabilities	34,300	2,181,200

Asset retirement obligations	1,253,200	135,900
Hedge liability long-term-affiliate	363,000	―

Partners’ capital:
Managing general partner	12,334,100	362,400
Limited partners (5,227.40 units)	47,509,300	52,237,300
Accumulated other comprehensive income	4,160,200	─
	64,003,600	52,599,700
	$65,654,100	$54,916,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006 AND
PERIOD ENDED JULY 25, 2005 THROUGH DECEMBER 31, 2005

	2006	2005
REVENUES
Natural gas and oil	$10,842,700	$	―
Interest income	10,100		―
Total revenues	10,852,800		―

COST AND EXPENSES
Production	1,601,600		―
Depletion	5,274,000		―
Impairment of oil and gas properties	3,445,300		—
Accretion of asset retirement obligation	70,900		―
General and administrative	141,800		13,200
Total expenses	10,533,600		13,200
Net earnings (loss)	$319,200		$(13,200)

Allocation of net earnings (loss):
Managing general partner	$2,069,400		$(4,800)
Limited partners	$(1,750,200)		$(8,400)
Net loss per limited partnership unit	$(335)		$(2)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2006 AND
PERIOD ENDED JULY 25, 2005 THROUGH DECEMBER 31, 2005

	December 31,	December 31,
	2006	2005

Net earnings (loss)	$319,200	$(13,200)
Other comprehensive income (loss):
Unrealized holding gain on hedging contracts	5,357,100	─
Less: reclassification adjustment for gains
realized in net earnings	(1,196,900)	─
Total other comprehensive income	4,160,200	─
Comprehensive income (loss)	$4,479,400	$(13,200)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF PARTNERS’ CAPITAL ACCOUNTS
YEAR ENDED DECEMBER 31, 2006 AND
PERIOD ENDED JULY 25, 2005 THROUGH DECEMBER 31, 2005

	Managing		Accumulated
	General	Limited	Other Comprehensive
	Partner	Partners	Income	Total

Balance at July 25, 2005	$ ―	$ ―	$ ―	$	―

Partners’ capital contributions
Cash	100	52,245,700	―		52,245,800
Syndication and offering costs	6,269,500	―	―		6,269,500
Tangible equipment/leasehold costs	367,100	―	―		367,100
Total contributions	6,636,700	52,245,700	―		58,882,400

Syndication and offering costs, immediately
charged to capital	(6,269,500)	―	―		(6,269,500)

Participation in revenue and costs and expenses
General and administrative	(4,800)	(8,400)	―		(13,200)
Net loss	(4,800)	(8,400)	―		(13,200)

Balance at December 31, 2005	$362,400	$52,237,300	$ ―		$52,599,700

Participation in revenue and costs and expenses
Net production revenues	3,333,300	5,907,800	─		9,241,100
Interest income	3,600	6,500	─		10,100
Depletion	(720,200)	(4,553,800)	─		(5,274,000)
Impairment of oil and gas properties	(470,600)	(2,974,700)	—		(3,445,300)
Accretion expense	(25,600)	(45,300)	─		(70,900)
General and administrative	(51,100)	(90,700)	─		(141,800)
Net earnings (loss)	2,069,400	(1,750,200)	─		319,200

Managing general partner adjusted asset contribution	11,582,400	─	─		11,582,400

Other comprehensive income	─	─	4,160,200		4,160,200

Distributions to partners	(1,680,100)	(2,977,800)	─		(4,657,900)

Balance at December 31, 2006	$12,334,100	$47,509,300	$4,160,200		$64,003,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006 AND
PERIOD ENDED JULY 25, 2005 THROUGH DECEMBER 31, 2005

	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$319,200	$(13,200)
Adjustments to reconcile net earnings (loss)to net cash provided by operating activities:
Depletion	5,274,000	─
Impairment of oil and gas properties	3,445,300	—
Accretion of asset retirement obligation	70,900	─
(Decrease) increase in accrued liabilities and accounts payable-affiliate	(2,163,200)	2,181,200
Increase in accounts receivable-affiliate	(3,218,100)	—
Net cash provided by operating activities	3,728,100	2,168,000

Cash flows from investing activities:
Oil and gas well drilling contracts paid to managing general partner	—	(52,245,700)
Net cash used in investing activities	—	(52,245,700)

Cash flows from financing activities:
Partners’ capital contributions	─	52,245,800
Distributions to partners	(4,657,900)	―
Net cash (used in)provided by financing activities	(4,657,900)	52,245,800

Net (decrease)increase in cash and cash equivalents	(929,800)	2,168,100
Cash and cash equivalents at beginning of period	2,168,100	―
Cash and cash equivalents at end of period	$1,238,300	$2,168,100

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible equipment included in oil and gas properties	$10,255,600	$159,000
Lease costs included in oil and gas properties	1,326,800	208,100
Syndication and offering costs	─	6,269,500
	$11,582,400	$6,636,600

Asset retirement obligation	$1,046,400	$135,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas America Public #15-2005 (A) L.P. (the “Partnership”) is a Delaware Limited Partnership, which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner (“MGP”) and Operator, and 1,625 subscribers to units as Limited Partners. The Partnership was formed on July 25, 2005 to drill and operate gas wells located primarily in western Pennsylvania, and Tennessee. At December 31, 2006, the Partnership’s wells were drilled to completion. Recoverability of the cost of properties is dependent on the results of such development activities.

In March 2006, Atlas Resources, Inc., the Partnership's MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, a newly-formed subsidiary of Atlas America, Inc. Atlas Resources, LLC, now serves as the Partnership’s MGP. In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil exploration and production assets into Atlas Energy Resources, LLC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

    Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Receivables

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by Atlas’s review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At December 31, 2006 and 2005, the Partnership’s MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenues from sales of natural gas and oil are recognized by the Partnership when the gas and oil have been delivered to the purchaser. The Partnership’s natural gas and oil is sold under various contracts entered into by its MGP. Virtually all of our MGP’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price the Partnership receives from the sale of its natural gas fluctuates to remain competitive with natural gas supplies generally available in the market.

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and its receipt of a delivery statement, the partnership has unbilled revenues. These revenues are accrued based on volumetric data from its records and its estimates of the related transportation and compression fees which are, in turn, based on applicable product prices. The Partnership had unbilled trade receivables of $2,263,400 at December 31, 2006, which are included accounts receivable - affiliate on the Partnership’s balance sheets. The Partnership had no unbilled trade receivables at December 31, 2005

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturities of these instruments.

For derivatives, the carrying value approximates fair value because they have been marked to market.

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the years ended December 31, 2006 and 2005.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At December 31, 2006, the Partnership had $1,407,400 in deposits at one bank of which $1,307,400 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005, the Partnership had $2,168,100 in deposits at one bank of which $2,068,100 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

Property and Equipment

Property and equipment are stated at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized. Oil and gas properties consist of the following at the dates indicated:

	At December 31,	At December 31,
	2006	2005
Mineral interest in properties:
Proved properties	$1,535,000	$208,200
Wells and related equipment	60,066,400	1,621,700
	61,601,400	1,829,900

Accumulated depletion of oil and gas properties	(5,274,000)	―
	$56,327,400	$1,829,900

Oil and Gas Properties

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Oil is converted to gas equivalent basis (“mcfe”) at the rate of one barrel equals 6 mcf.

    The Partnership’s long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows. The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and asset retirement obligation is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. If the carrying value exceeds such undiscounted cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets.The fair market value is determined as the present value of future net revenues discounted at 10% using a 12 month NYMEX forward looking strip price for natural gas.  As a result of this assessment an impairment loss of $3,445,300, net of an offsetting gain in other comprehensive income of $330,800 was recognized in 2006.

Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. Upon the sale of an entire interest where the property had been assessed for impairment, a gain or loss is recognized in the statements of operations.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation

The fair values of asset retirement obligations are recognized in the period they are incurred if a reasonable estimate of fair value can be made. Asset retirement obligations primarily relate to the abandonment of oil and gas producing properties and include costs to dismantle and relocate or dispose of production equipment, gathering systems, wells and related structures. Estimates are based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The Partnership does not provide for a market risk premium associated with asset retirement obligation because a reliable estimate cannot be determined, see Note 3.

Environmental Matters

The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 Accounting for Contingencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Atlas Energy maintains insurance that may cover in whole or in part certain environmental expenditures. For the years ended December 31, 2006 and 2005, the Partnership had no environmental matters requiring specific disclosure or the recording of a liability.

Major Customers

The partnership’s natural gas is sold under contract to various purchasers. For the year ended December 31, 2006, sales to UGI Energy Services, Inc., Exelon Energy Company, and Colonial Energy, Inc. accounted for 49%, 20% and 14%, respectively, of total revenues. No other customers accounted for 10% or more of total revenues for the year ended December 31, 2006.

Derivative Instruments

The Partnership applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, (“SFAS No. 133”) and its various interpretations. SFAS No. 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

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

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this statement and at this time the Partnership has not made any decisions on its application to the Partnership’s financial position or results of operations. The Partnership is currently evaluating the impact of the adoption of SFAS 159 on its financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting bulletin No. 108, Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statement, (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Partnership initially applied SAB 108 in connection with the preparation of its annual financial statements for the year ended December 31, 2006. The application of SAB 108 did not have a material effect on the Partnership’s financial position or results of operations.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. The Partnership is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for the Partnership beginning January 1, 2007. The Partnership's taxable income or loss will be absorbed by the Partners. The Partnership is currently evaluating the impact of the adoption of FIN 48 on its financial position and results of operations, but since it is a non-taxable entity, does not currently expect the adoption of FIN 48 to have a material impact on its financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 in the 4th quarter 2005, did not have a material impact on the Partnership’s financial position or results of operations.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 3 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, Accounting for Asset Retirement Obligation and FASB Interpretation No. 47, Accounting for Conditional Asset retirement Obligations, (“FIN 47”).

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Asset retirement obligation, at beginning of year	$135,900	$	─
Liabilities incurred from drilling wells	888,000		135,900
Revision in estimates	158,400		─
Accretion expense	70,900		─
Asset retirement obligation, at end of year	$1,253,200		$135,900

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS

The MGP and the limited partners will generally participate in revenues and costs in the following manner:

	Managing
	General	Limited
	Partner	Partners
Organization and offering costs	100%	0%
Lease costs	100%	0%
Revenues (1)	36.07%	63.93%
Operating costs, administrative costs, direct costs and all other operating costs(2)	36.07%	63.93%
Intangible drilling costs	0%	100%
Tangible equipment costs	66.59%	33.41%

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

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions its MGP and its affiliates as provided under the Partnership agreement:

•
Drilling contracts to drill and complete wells for the Partnership are charged at cost plus 15%. The cost of the wells includes reimbursement to Atlas of its general and administrative overhead cost ($15,000 per well) and all ordinary and actual costs of drilling, testing and completing the wells. The Partnership paid $52,245,700 to it's MGP in 2005 under the drilling contract, of which $1,326,900 was used for drilling costs and the remaining $50,918,800 was included in accounts-receivable affiliate in the Partnership's Balance Sheet.  In 2006, the remaining $50,918,800 in accounts-receivable affiliate was used for drilling contracts and is included in net oil and gas properties in the Partnership's Balance Sheet.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)

•	Atlas contributed undeveloped leases necessary to cover each of the Partnership’s prospects of $1,326,800 and $208,100 in 2006 and 2005, respectively.

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred in 2006 were $92,800.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred in 2006 were $352,600.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are payable at rates ranging from $.29-$.35 per Mcf (one thousand cubic feet) to 10% of the natural gas sales price. A gathering fee is paid to the MGP at a competitive rate for each Mcf of natural gas transported. Transportation costs incurred in 2006 were $1,042,800.

•
The managing general partner and its affiliates are reimbursed for all direct costs expended on the Partnership’s behalf. For the years ended December 31, 2006 and 2005, the managing general partner was reimbursed for $255,200 and $13,200, respectively, for direct costs.

•
Asset contributions from the managing general partner which are reported on the Statements of Cash Flows as a non-cash investing activity for the years ended December 31, 2006 and 2005 were $11,582,400 and $6,636,600, respectively.

•	The MGP received a credit to it's capital account of $6,269,500 in 2005 for fees, commissions and reimbursement costs to organize the Partnership.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable affiliate on the Partnership’s Balance Sheets represents the net production revenues due from the MGP.

NOTE 6 - COMMITMENTS

Subject to certain conditions, investor partners may present their interests beginning in 2010 for purchase by Atlas Resources. The purchase price is calculated by Atlas Resources in accordance with the terms of the partnership agreement. Atlas Resources is not obligated to purchase more than 5% of the units in any calendar year. In the event that Atlas Resources is unable to obtain the necessary funds, Atlas Resources may suspend its purchase obligation.

Beginning one year after each of the Partnership’s wells has been placed into production the MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment costs. As of December 31, 2006, the MGP has not withheld any such funds.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 7 - SUBORDINATION OF MGP’S REVENUE SHARE

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the limited partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the limited partners (August 2006). Since inception of the program the MGP has not been required to subordinate any of its revenues to the limited partners.

NOTE 8 - DERIVATIVE INSTRUMENTS

Atlas Energy on behalf of the Partnership from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated NYMEX futures, options contracts, and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

Atlas Energy on behalf of the Partnership formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the balance sheet as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as accumulated other comprehensive income (loss) and recognized within the Statements of Operations in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, Atlas Energy will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At December 31, 2006, Atlas Energy had open natural gas futures contracts allocated to the Partnership related to sales covering 5,198,600 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2010 at an average settlement price of $8.51 per Dth. At December 31, 2006, the Partnership reflected net hedging assets on its balance sheet of $4,491,000. Due to the impairment of the Partnership's oil and gas properties, the net offsetting unrealized gain of $330,800  was reclassified into earnings from accumulated other comprehensive income.  Ineffective hedge gains or losses are recorded within the Statement of Operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $1,196,900 for the year ended December 31, 2006, in its gas and oil revenues within its Statement of Operations related to the settlement of qualifying hedge instruments. The Partnership recognized no gains or losses during the year ended December 31, 2006 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 8 - DERIVATIVE INSTRUMENTS (Continued)

As of December 31, 2006, Atlas Energy had allocated to the Partnership, the following natural gas hedged volumes:

Natural Gas Fixed - Price Swaps

Production		Average	Net Fair Value
Period	Volumes	Fixed Price	Asset (2)
Ended December 31,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	1,556,800	$8.60	$2,597
2008	1,643,000	8.91	1,110
2009	1,487,700	8.31	728
2010	511,100	7.53	56
Total asset			$4,491

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	December 31, 2006		December 31, 2005
	Book Value	Fair Value	Book Value		Fair Value
Assets
Derivative instruments	$4,870	$4,870	$	─	$	─
	$4,870	$4,870	$	─	$	─
Liabilities
Derivative instruments	$(379)	$(379)	$	─	$	─
	$4,491	$4,491	$	─	$	─

NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

The supplementary information summarized below presents the results of natural gas and oil activities in accordance with Statements of Financial Accounting Standards No. 69, Disclosures About Oil and Gas Producing Activities, (“SFAS No. 69”). Annually, reserve value information is provided to the investor partners pursuant to the partnership agreement. The partnership agreement provides a presentment feature whereby the MGP will buy partnership units, subject to annual limitations, based upon a valuation formula price in the partnership agreement. Therefore, reserve value information under SFAS No. 69 is not presented.

No consideration has been given in the following information to the income tax effect of the activities, as the Partnership is not treated as a taxable entity for income tax purposes.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 9 - DERIVATIVE INSTRUMENTS (Continued)

(1)	Capitalized Costs Related to Oil and Gas Producing Activities

The following table presents the capitalized costs related to natural gas and oil producing activities at December 31:

	2006	2005
Mineral interest in properties - proved properties	$1,535,000	$208,200
Wells and related equipment	60,066,400	1,621,700
Accumulated depletion	(5,274,000)	─
Net capitalized cost	$56,327,400	$1,829,900

(2)	Results of Operations of Oil and Gas Producing Activities

The following table presents the results of operations related to natural gas and oil production for the years ended December 31:

	2006	2005
Natural gas and oil sales	$10,842,700	$	─
Production costs	(1,601,600)		─
Accretion of asset retirement obligation	(70,900)		─
Depletion	(5,274,000)		─
Impairment of oil and gas properties	(3,445,300)		—
General and administrative expenses	(141,800)		(13,200)
Results of operations from oil and gas producing activities	$(309,100)		$(13,200)

(3)	Costs incurred in Oil and Gas Producing Activities

Costs incurred for the years ended December 31, are as follows:

	2006	2005
Acquisition costs	1,326,800	208,200
Tangible equipment and drilling costs	62,220,800	1,621,700
Total costs incurred	$63,547,600	$1,829,900

(4)	Oil and Gas Reserve Information

The information presented below represents estimates of proved natural gas reserves. The estimates of the Partnership’s proved gas and oil reserves are based upon evaluations made by management and verified by Wright & Company, Inc., an independent petroleum-engineering firm, as of December 31, 2006 and 2005. All reserves are located within the United States of America. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (Continued)

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

	Natural Gas	Oil
	(Mcf)	(Bbls)
Proved developed and undeveloped reserves:
Beginning of period	―	―
Proved developed reserves	783,100	―
Production	―	―

Balance at December 31, 3005	783,100	―
Production	(1,357,100)	(1,300)
Revisions to previous estimates	11,792,400	6,000

Balance, December 31, 2006	11,218,400	4,700

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE:

None.

ITEM 8A.         CONTROLS AND PROCEDURES

Under the supervision, and with the participation of, our MGP’s management including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this annual report on Form 10-KSB, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes during our last fiscal quarter that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 8B.          OTHER INFORMATION

None.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

Atlas America (ATLS) transferred to Atlas Energy Resources, LLC (ATN), a newly-formed, limited liability company subsidiary of Atlas America, substantially all of its natural gas and oil exploration and production assets in December 2006 pursuant to the completion of an initial public offering of 7,273,750 of its Class B limited liability company interest. As consideration for this contribution, on December 18, 2006 Atlas Energy Resources, LLC distributed to Atlas America $139,944,000 net proceeds of the offering, 29,352,996 of common units, 748,456 Class A units, and the management incentive interest. Also pursuant to the contribution agreement, Atlas America contributed to its subsidiary, Atlas Energy Management, Inc. (“Atlas Management”), the 748,456 Class A units and the management incentive interest. Atlas America retained approximately 81% of the limited liability company interest of Atlas Energy Resources, LLC, which will continue to provide Atlas America control over Atlas Energy Resources, LLC and its assets and business.

Atlas America is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108, which is also our MGP’s primary office.

Executive Officers and Directors. The executive officers and directors of our MGP will serve until their successors are elected. The executive officers and directors of our MGP are as follows:

NAME	AGE	POSITION OR OFFICE

Freddie M. Kotek	51	Chairman of the Board of Directors, Chief Executive Officer and President
Frank P. Carolas	47	Executive Vice President - Land and Geology and a Director
Jeffrey C. Simmons	48	Executive Vice President - Operations and a Director
Jack L. Hollander	50	Senior Vice President - Direct Participation Programs
Nancy J. McGurk	51	Senior Vice President, Chief Accounting Officer
Michael L. Staines	57	Senior Vice President, Secretary and a Director
Matthew A. Jones	45	Chief Financial Officer

With respect to the biographical information set forth below:

•
the approximate amount of an individual’s professional time devoted to the business and affairs of our MGP and Atlas America have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

•
for those individuals who also hold senior positions with other affiliates of our managing general partner, if it is stated that they devote approximately 100% of their professional time to our managing general partner and Atlas America, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between our managing general partner and Atlas as compared with the other affiliates of our managing general partner, such as Viking Resources or Resource Energy.

Freddie M. Kotek. President and Chief Executive Officer since January 2002 and Chairman of the Board of Directors since September 2001. Mr. Kotek has been Executive Vice President of Atlas America since February 2004, and served as a director from September 2001 until February 2004 and served as Chief Financial Officer from February 2004 until March 2005. Mr. Kotek was a Senior Vice President of Resource America, and President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) from 1995 until May 2004 when he resigned from Resource America and all of its subsidiaries which are not subsidiaries of Atlas America. Mr. Kotek was President of Resource Properties from September 2000 to October 2001 and its Executive Vice President from 1993 to August 1999. Mr. Kotek received a Bachelor of Arts degree from Rutgers College in 1977 with high honors in Economics. He also received a Master in Business Administration degree from the Harvard Graduate School of Business Administration in 1981. Mr. Kotek will devote approximately 95% of his professional time to the business and affairs of the MGP and Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc., and the remainder of his professional time to the business and affairs of the MGP’s other affiliates.

Frank P. Carolas. Executive Vice President-Land and Geology and a Director since January 2001. Mr. Carolas has been an Executive Vice President of Atlas America since January 2001 and served as a Director of Atlas America from January 2002 until February 2004. Mr. Carolas has been a Senior Vice President of Atlas Energy Management, Inc. since 2006. Mr. Carolas was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Carolas served as Vice President of Land and Geology for the MGP from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Before that Mr. Carolas served as Vice President of Atlas Energy Group, Inc. from 1997 until 1998, which was the former parent company of the MGP. Mr. Carolas is a certified petroleum geologist and has been with the MGP and its affiliates since 1981. He received a Bachelor of Science degree in Geology from Pennsylvania State University in 1981 and is an active member of the American Association of Petroleum Geologists. Mr. Carolas devotes approximately 100% of his professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January, 2001. Mr. Simmons has been an Executive Vice President of Atlas America since January 2001 and was a Director of Atlas America from January 2002 until February 2004. Mr. Simmons has been a Senior Vice President of Atlas Energy Management, Inc., since 2006. Mr. Simmons was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Simmons served as Vice President of Operations for the MGP from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer and has served in various executive positions with its energy subsidiaries since then. Mr. Simmons received his Bachelor of Science degree with honors from Marietta College in 1981 and his Masters degree in Business Administration from Ashland University in 1992. Mr. Simmons devotes approximately 90% of his professional time to the business and affairs of the MGP, Atlas America, and the remainder of his professional time to the business and affairs of the MGP’s other affiliates, primarily Viking Resources and Resource Energy, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

Jack L. Hollander. Senior Vice President - Direct Participation Programs since January 2002 and before that he served as Vice President - Direct Participation Programs from January 2001 until December 2001. Mr. Hollander also serves as Senior Vice President - Direct Participation Programs of Atlas America since January 2002. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to January 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, and the Chairman of the Investment Program Association which is an industry association, as of March 2005. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

Nancy J. McGurk. Ms. McGurk has been Chief Accounting Officer of Atlas Energy Resources, LLC and Atlas Energy Management. Senior Vice President since January 2002, Chief Accounting Officer since January 2001 and Chief Financial Officer until March 2006. Ms. McGurk also serves as Senior Vice President since January 2002 and Chief Accounting Officer of Atlas America since January 2001. Ms. McGurk served as Chief Financial Officer for Atlas America from January 2001 until February 2004. Ms. McGurk was a Vice President of Resource America from 1992 until May 2004 and its Treasurer and Chief Accounting Officer from 1989 until May 2004 when she resigned from Resource America. Also, since 1995 Ms. McGurk has served as Vice President - Finance of Resource Energy, Inc. Ms. McGurk received a Bachelor of Science degree in Accounting from Ohio State University in 1978, and has been a Certified Public Accountant since 1982. Ms. McGurk devotes approximately 80% of her professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc. and the remainder of her professional time to the business and affairs of the MGP’s other affiliates.

Michael L. Staines. Senior Vice President, Secretary, and a Director since 1998. Mr. Staines has been an Executive Vice President and Secretary of Atlas America since 1998. Mr. Staines was a Senior Vice President of Resource America from 1989 until May, 2005 when he resigned from Resource America. Mr. Staines was a director of Resource America from 1989 to February 2000 and Secretary from 1989 to October 1998. Mr. Staines has been President of Atlas Pipeline Partners GP since January 2001, its Chief Operating Officer, and a member of its Managing Board since its formation in November 1999. Mr. Staines is a member of the Ohio Oil and Gas Association and the Independent Oil and Gas Association of New York. Mr. Staines received a Bachelor of Science degree from Cornell University in 1971 and a Master of Business degree from Drexel University in 1977. Mr. Staines devotes approximately 5% of his professional time to the business and affairs of the MGP and Atlas America, and the remainder of his professional time to the business and affairs of the MGP’s other affiliates, including Atlas Pipeline Partners GP.

Matthew A. Jones Chief Financial Officer since March 2006 for Atlas Resources, LLC. Mr. Jones has been the Chief Financial Officer since January 2006 and a director of Atlas Pipeline Holdings since February 2006 and has been Chief Financial Officer of Atlas Pipeline Partners GP and Atlas America since March 2005. He has been the Chief Financial Officer and a director of Atlas Energy Resources and Atlas Energy Management since their formation. From 1996 to 2005, Mr. Jones worked in the Investment Banking Group at Friedman Billings Ramsey, concluding as Managing Director. Mr. Jones worked in Friedman Billings Ramsey’s Energy Investment Banking Group from 1999 to 2005, and in Friedman Billings Ramsey’s Specialty Finance and Real Estate Group from 1996 to 1999. Mr. Jones is a Chartered Financial Analyst.

Audit Committee Financial Expert. The Board of Directors of our MGP acts as the audit committee. The Board of Directors has determined that Freddie M. Kotek meets the requirement of an “audit committee financial expert”, he is not independent.

Remuneration of Officers and Directors. No officer or director of the MGP will receive any direct remuneration or other compensation from the Partnership. These persons will receive compensation solely from affiliated companies of the MGP.

Code of Business Conduct and Ethics. Because the Partnership does not directly employ any persons, the MGP has determined that the partnership will rely on a Code of business Conduct and Ethics adopted by Atlas America, Inc. and/or Atlas Energy Resources, LLC that applies to the principal executive officer, principal financial officer and principal accounting officer of the MGP, as well as to persons performing services for the managing general partner generally. You may obtain a copy of this Code of Business Conduct and Ethics by a request to the MGP at Atlas Resources, LLC, 311 Rouser Road, Moon Township, Pennsylvania 15108.

ITEM 10.     EXECUTIVE COMPENSATION

We have no employees and rely on the employees of our MGP and its affiliates for all services. No officer or director of our MGP will receive any direct remuneration or other compensation from us. Those persons will receive compensation solely from affiliated companies of our MGP. See Item 12 “Certain Relationships and Related Party Transactions” for a discussion of compensation paid by us to our MGP.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2006, we had issued and outstanding units of 5,227.40. No officer or director of our MGP owns any units. Although, subject to certain conditions, investor partners may present their units to us beginning in 2010 or purchase, the MGP is not obligated by the Partnership agreement from purchasing more than 5% of our total outstanding units in any calendar year.

Organizational and Security Ownership of Beneficial Owners. Atlas America owns approximately 81% of the limited liability company interest of Atlas Energy Resources, LLC which owns 100% of the limited liability company interests of Atlas Energy Operating Company, LLC, which owns 100% of the limited liability company interests of AIC, LLC, which owns 100% of the limited liability company interest of the managing general partner. The officers and directors of Atlas America and Atlas Energy Resources LLC are set forth below. The direct of AIC, LLC are Jonathan Z. Cohen, Michael L. Staines, and Jeffrey Simmons. The biographies of Messrs, Staines and Simmons are set forth above.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Oil and Gas Revenues. After formation, our MGP paid or will pay our organization and offering costs in the amount of $6,269,500 and 71.94% of the equipment costs estimated to be $13,397,800. Our MGP has contributed $10,400,000 in tangible equipment cost as of December 31, 2006 and any equipment costs that exceeded 10% of the partnership’s subscription proceeds which would otherwise have been charged to the investors and contributed all the leases on which the wells were or are being drilled, for a total capital contribution to be $18,219,000. In return, our MGP will share in our production revenues in the same percentage as its capital contribution bears to our total capital contributions except that the MGP will receive an additional 7% of partnership revenues. However, our MGP’s total revenue share may not exceed 40% of partnership revenues regardless of the amount of its capital contribution. For example, if the MGP contributes 28% of our total capital contributions and you and the other investors contribute 72% of our total capital contributions, then the MGP will receive 35% of our revenues and the other investors will receive 65% of our revenues. During the year ended December 31, 2006, our MGP received $3,333,300 from our net production revenues.

Leases. Following the final closing date, for the offering of our units to potential investors, which was November 21, 2005 our MGP contributed oil and gas leases to us covering 188 undeveloped prospects for the wells we drill and received a credit to its capital account in us in the amount of $1,535,000.

Administrative Costs. Our MGP and its affiliates receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which is proportionately reduced if we acquire less than 100% of the working interest in a well. During the year ended December 31, 2006, our MGP received $92,800 for its administrative costs.

Direct Costs. Our MGP (including other serving as operator) and its affiliates are reimbursed for all direct costs expended on our behalf. During the years ended December 31, 2006 and 2005, our MGP’s received $255,200, and $13,200, respectively, as reimbursement for direct costs.

Drilling Contracts. After the initial closing date for the offering of our units to potential investors, we entered into a drilling contract with our MGP to drill and complete approximately 188 gross wells on our behalf. The total amount received by our MGP for drilling and completing the wells was $52,245,700 for the year ended December 31, 2006.

Well Charges. Our MGP, as operator, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $285 per well per month subject to an annual adjustment for inflation. The well supervision fees are proportionately reduced to the extent we acquire less than 100% of the working interest in a well. For the year ended December 31, 2006, our MGP received $352,600, for well supervision fees.

Dealer-Manager Fees. As part of the offering of our units to potential investors, Anthem Securities, Inc. an affiliate of our MGP and the dealer-manager of this offering received a 2.5% dealer-manager fee, a 7% sales commission, a .5% reimbursement of marketing expenses, and a .5% reimbursement of the selling agents’ accountable due diligence fees in the amount of $3,844,700.

Transportation Fees. We will pay a gathering fee to our MGP at a competitive rate for each mcf of our natural gas transported. Transportation rates range from $.29-$.35 per Mcf (one thousand cubic feet) to 10% of the natural gas sales price. For the year ended December 31, 2006, $1,042,800 was paid to our MGP for gathering fees. In turn, our MGP paid 100% of this amount to Atlas Pipeline Partners, L.P. for the use of its gathering system in transporting a majority of our natural gas production.

Other Compensation. For the years ended December 31, 2006 and 2005, our MGP did not advance any funds to us, nor did they provide us with any equipment, supplies or other services.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during such years were $14,300 and $9,000, respectively.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor. Pursuant to its charter, the Audit Committee of our MGP is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. We do not have a separate audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #15-2005 (A) L.P.

Date: April 2, 2007	Atlas Resources, LLC, Managing General Partner

By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2007	By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: April 2, 2007	By: /s/ Frank P. Carolas
Frank P. Carolas, Executive Vice President - Land and Geology

Date: April 2, 2007	By: /s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President - Operations

Date: April 2, 2007	By: /s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer

Date: April 2, 2007	By: /s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.