Form 10KSB/A
period 2006-12-31
Atlas America Public #15-2005 (A) Program
filed 2007-06-01
CIK 1335236

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1 to Form 10-KSB
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

Explanatory Note

We are filing this Amendment No.1 to our Annual Report on Form 10-KSB (“Amendment No.1”) for the year ended December 31, 2006. The Annual Report on Form 10-KSB was originally filed on April 2, 2007 (the “Original Filing”). Amendment No. 1 is being filed to recognize a signature date change due to a clerical error from March 30, 2006 to March 30, 2007 on the auditor’s report. Amendment No. 1 amends Item 7 Financial Statements, the auditor’s report, of the Original Filing to reflect the date change and for the convenience of the reader, sets forth the remainder of Item 7 and Exhibits in their entirety.

Except as described above, no other information in Amendment No. 1 is amended hereby. Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the date of the Original Filing.

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
March 30, 2007

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

Atlas America Public #15-2005 (A) L.P.

Date: June 1, 2007	Atlas Resources, LLC, Managing General Partner

By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 1, 2007	By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: June 1, 2007	By: /s/ Frank P. Carolas
Frank P. Carolas, Executive Vice President - Land and Geology

Date: June 1, 2007	By: /s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President - Operations

Date: June 1, 2007	By: /s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer

Date: June 1, 2007	By: /s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.