Form 10KSB/A
period 2006-12-31
Atlas America Public #15-2005 (A) Program
filed 2007-09-05
CIK 1335236

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 2 to Form 10-KSB
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

Explanatory Note

We are filing this Amendment No. 2  to our Annual Report on Form 10-KSB (“Amendment No. 2”) for the year ended December 31, 2006. The Annual Report on Form 10-KSB was originally filed on April 2, 2007 (the “Original Filing”). An Amendment to the Annual Report on Form 10-KSB No. 1 was filed on June 1, 2007 to recognize a signature date change due a clerical error from March 30, 2006 to March 30, 2007 on the auditor's report.  Amendment No. 2 amends Note 9 Natural Gas and Oil Producting Activities of the Amended Filing to reflect the change of proved reserves to proved developed reserves for the convenience of the reader.  In addition, it explains the source of our initial 2005 proved developed reserves compared to the 2006 proved developed reserves.  This Amendment  No. 2 reflects the changes and the remainder of Note 9 and Exhibits in their entirety.

Except as described above, no other information in Amendment No. 2 is amended hereby.  Amendment No. 2 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events.  Accordingly, Amendment No. 2 should be read in conjunction with our other filings made with the SEC subsequent to the date of the Amendment No. 1.

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

The information presented below represents estimates of proved developed natural gas reserves.  All reserves are proved developed reserves and are located in the Appalachian Basin area.  The estimates of the Partnership’s proved developed gas and oil reserves are based upon evaluations made by management and verified by Wright & Company, Inc., an independent petroleum-engineering firm, as of December 31, 2006 and 2005. All reserves are located within the United States of America. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved developed reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

There are numerous uncertainties inherent in estimating quantities of proved developed reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the Partnership’s gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in and gas prices and in production and development costs and other factors for which effects have not been provided.  The increase in the Partnership's reserves for the year ended December 31, 2006, is primarily due to extensions and discoveries for the majority of wells being drilled as compared to the prior year.

	Natural Gas	Oil
	(Mcf)	(Bbls)
Proved developed reserves:
Beginning of period	―	―
Extensions and discoveries	783,100	―
Production	―	―

Balance at December 31, 3005	783,100	―
Production	(1,357,100)	(1,300)
Revisions to previous estimates	(283,500)	—
Extensions and discoveries	12,075,900	6,000

Balance, December 31, 2006	11,218,400	4,700

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

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

Atlas America Public #15-2005 (A) L.P.

Date: September 5, 2007	Atlas Resources, LLC, Managing General Partner

By: __________________________________
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 5, 2007	By: __________________________________
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: September 5, 2007	By: __________________________________
Frank P. Carolas, Executive Vice President - Land and Geology

Date: September 5, 2007	By: __________________________________
Jeffrey C. Simmons, Executive Vice President - Operations

Date: September 5, 2007	By: __________________________________
Nancy J. McGurk, Vice President, Chief Accounting Officer

Date: September 5, 2007	By: __________________________________
Matthew A. Jones, Chief Financial Officer

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.