Form 10QSB
period 2007-09-30
Atlas America Public #15-2005 (A) Program
filed 2007-11-09
CIK 1335236

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Nine Months ended September 30, 2007 and 2006	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2007	5

	Statements of Cash Flows for the Nine Months ended September 30, 2007 and 2006	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-17

Item 3:	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.                      FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$865,700	$1,238,300
Accounts receivable-affiliate	2,870,400	3,218,100
Short-term hedge receivable due from affiliate	1,007,500	2,613,800
Total current assets	4,743,600	7,070,200

Oil and gas properties, net	50,336,500	56,327,400
Long-term hedge receivable due from affiliate	538,500	2,256,500
	$55,618,600	$65,654,100

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$20,600	$18,000
Short-term hedge liability due to affiliate	161,700	16,300
Total current liabilities	182,300	34,300

Asset retirement obligation	1,309,500	1,253,200
Long-term hedge liability due to affiliate	747,300	363,000

Partners’ capital:
Managing general partner	10,832,600	12,334,100
Limited partners (5,227.40 units)	42,073,700	47,509,300
Accumulated other comprehensive income	473,200	4,160,200
Total partners' capital	53,379,500	64,003,600
	$55,618,600	$65,654,100

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Natural gas and oil	$3,224,600	$4,337,300	$10,643,700	$7,018,700
Interest income	2,500	1,800	18,600	1,900
Total revenues	3,227,100	4,339,100	10,662,300	7,020,600

COSTS AND EXPENSES:
Production	635,800	626,300	2,050,500	1,005,100
Depletion	1,611,100	1,864,700	5,447,400	2,984,400
Accretion of asset retirement obligation	18,700	16,500	56,300	49,500
General and administrative	82,300	41,900	190,300	91,500
Total expenses	2,347,900	2,549,400	7,744,500	4,130,500
Net earnings	$879,200	$1,789,700	$2,917,800	$2,890,100

Allocation of net earnings:
Managing general partner	$734,300	$1,119,700	$2,301,300	$1,754,300
Limited partners	$144,900	$670,000	$616,500	$1,135,800
Net earnings per limited partnership unit	$28	$128	$118	$217

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED
September 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2007	$12,334,100	$47,509,300	$4,160,200	$64,003,600

Participation in revenues and expenses:
Net production revenues	3,099,600	5,493,600	—	8,593,200
Interest income	6,700	11,900	—	18,600
Depletion	(716,100)	(4,731,300)	—	(5,447,400)
Accretion of asset retirement obligation	(20,300)	(36,000)	—	(56,300)
General and administrative	(68,600)	(121,700)	—	(190,300)
Net earnings	2,301,300	616,500	—	2,917,800

Other comprehensive loss	—	—	(3,687,000)	(3,687,000)

MGP adjusted asset contributions	(388,200)	—	—	(388,200)

Distributions to partners	(3,414,600)	(6,052,100)	—	(9,466,700)

Balance at September 30, 2007	$10,832,600	$42,073,700	$473,200	$53,379,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$2,917,800	$2,890,100
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depletion	5,447,400	2,984,400
Non-cash loss on derivative value	167,000	—
Accretion of asset retirement obligation	56,300	49,500
Decrease (increase) in accounts receivable-affiliate	503,100	(4,346,600)
Increase (decrease) in accrued liabilities	2,600	(2,166,300)
Net cash provided by (used in) operating activities	9,094,200	(588,900)

Cash flows from financing activities:
Return of initial capital contributions to MGP	(100)	—
Distributions to partners	(9,466,700)	(1,377,600)
Net cash used in financing activities	(9,466,800)	(1,377,600)

Net decrease in cash and cash equivalents	(372,600)	(1,966,500)
Cash and cash equivalents at beginning of period	1,238,300	2,168,100
Cash and cash equivalents at end of period	$865,700	$201,600

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by and returned to managing general partner:
Tangible equipment included in oil and gas properties	$(365,200)	$—
Lease costs included in oil and gas properties	(22,900)	1,297,700
Intangible drilling costs included in oil and gas properties	—	9,858,800
	$(388,100)	$11,156,500

Asset retirement obligation	$—	$963,500

Additional assets contributed to limited partners:
Tangible equipment/leasehold and intangible drilling	$(155,400)	$49,790,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Public #15-2005 (A) L.P. (the “Partnership”) as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB/A for the year ended December 31, 2006.  The results of operations for the three months and nine months ended September 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers. At September 30, 2007 and December 31, 2006, the Partnership's MGP's credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $1,851,300 at September 30, 2007 and $2,263,400 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Asset retirement obligation at beginning of period	$1,290,800	$1,132,400	$1,253,200	$135,900
Liabilities incurred from drilling wells	—	—	—	963,500
Accretion expense	18,700	16,500	56,300	49,500
Asset retirement obligation at end of period	$1,309,500	$1,148,900	$1,309,500	$1,148,900

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$1,512,100	$1,535,000
Wells and related equipment	59,545,800	60,066,400
	61,057,900	61,601,400

Accumulated depletion of oil and gas properties	(10,721,400)	(5,274,000)
	$50,336,500	$56,327,400

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

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

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

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and nine months ended September 30, 2007 were $39,600 and $117,100, respectively.  Administrative costs incurred for the three months and nine months ended September 30, 2006 were $33,100 and $56,000, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $285 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and nine months ended September 30, 2007 were $150,300 and $444,900, respectively.  Well supervision fees incurred for the three months and nine months ended September 30, 2006 were $125,800 and $212,700, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and nine months ended September 30, 2007 were $394,500 and $1,316,500, respectively.  Transportation fees incurred for the three months and nine months ended September 30, 2006 were $420,100 and $677,800, respectively.

•
Asset contributions from the MGP, which are disclosed on the Partnership's Statement of Cash Flows as a non-cash activity for the nine months ended September 30, 2006, were $11,156,500.  Asset contributions returned to MGP, which are disclosed in the Partnership's Statement of Cash Flow as a non-cash activity for the nine months ended September 30, 2007, were $388,100.  Additional assets contributions which are disclosed on the Partnership's Statements of Cash Flows as a non-cash activity for the nine months ended September 30, 2006 were $49,790,900.  Additional assets returned which are disclosed on the Partnership's Statements of Cash Flows as a non-cash activity for the nine months ended September 30, 2007 were $155,400.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	$879,200	$1,789,700	$2,917,800	$2,890,100
Other comprehensive (loss) income:
Unrealized holding gain (loss) on hedging contracts	701,300	3,945,200	(2,541,500)	4,090,800
Less: reclassification adjustment for gains realized in net earnings	(318,600)	(365,500)	(1,145,500)	(401,500)
	382,700	3,579,700	(3,687,000)	3,689,300
Comprehensive income (loss)	$1,261,900	$5,369,400	$(769,200)	$6,579,400

NOTE 5 – DERIVATIVE INSTRUMENTS

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas futures, option and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

At September 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 4,644,500 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through September 30, 2013 at an average settlement price of $8.15 per Dth. At September 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $637,000.  Due to the impairment of the Partnership's oil and gas properties at December 31, 2006, a net offsetting unrealized gain of $330,800 was reclassified into earnings from accumulated other comprehensive income.  At September 30, 2007, $163,800 of the prior year reclassification remains as an offset (reduction) to accumulated other comprehensive income.  Of the $473,200 net gain in Accumulated other comprehensive income (loss) at September 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $754,600 of net gains to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $281,400 of net losses in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes.  Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $318,600 and $365,500 for the three month periods ended September 30, 2007 and 2006, respectively; and $1,145,500 and $401,500 for the nine month periods ended September 30, 2007 and 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of September 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	September 30,	(1)	(per MMBTU)	(2)

	2008	1,070,300	$8.69	$803,800
	2009	1,042,600	$8.41	161,300
	2010	703,000	$7.87	(192,500)
	2011	385,100	$7.46	(161,800)
	2012	79,000	$7.37	(34,200)
				$576,600

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS(Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Contributed)

Costless Collars
					Fair Value
	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	September 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	29,600	$7.50	$20,700
	2008	Calls sold	29,600	$8.60	—
	2008	Puts purchased	77,000	$7.50	21,300
	2008	Calls sold	77,000	$9.40	—
	2009	Puts purchased	25,700	$7.50	—
	2009	Calls sold	25,700	$9.40	(2,100)
	2010	Puts purchased	142,200	$7.75	9,500
	2010	Calls sold	142,200	$8.75	—
	2011	Puts purchased	47,400	$7.75	(300)
	2011	Calls sold	47,400	$8.75	—
	2011	Puts purchased	355,400	$7.50	15,800
	2011	Calls sold	355,400	$8.45	—
	2012	Puts purchased	118,500	$7.50	—
	2012	Calls sold	118,500	$8.45	(1,700)
	2012	Puts purchased	426,500	$7.50	—
	2012	Calls sold	426,500	$8.45	(1,600)
	2013	Puts purchased	142,200	$7.00	—
	2013	Calls sold	142,200	$8.37	(1,200)
					$60,400

				Net Asset	$637,000
__________________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	September 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$1,546,000	$1,546,000	$4,870,300	$4,870,300
	$1,546,000	$1,546,000	$4,870,300	$4,870,300
Liabilities
Derivative instruments	$(909,000)	$(909,000)	$(379,300)	$(379,300)
	$637,000	$637,000	$4,491,000	$4,491,000

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

General

We were formed as a Delaware limited partnership on July 25, 2005, with Atlas Resources, Inc. as our Managing General Partner, or MGP to drill natural gas development wells. We drilled and currently operate wells located in Pennsylvania and Tennessee. We have no employees and rely on our MGP for management, which, in turn, relies on its parent company, Atlas Energy Resources, LLC, or Atlas Energy, for administrative services.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Production revenues (in thousands):
Gas	$3,156	$4,304	$10,485	$6,983
Oil	$69	$33	$159	$36
Total	$3,225	$4,337	$10,644	$7,019

Production volumes:
Gas (mcf/day) (2)	3,789	6,019	4,319	3,239
Oil (bbls/day) (2)	12	5	10	2
Total (mcfe/day) (2)	3,861	6,049	4,379	3,251

Average sales prices:
Gas (per mcf) (1) (2)	$9.05	$7.77	$8.89	$7.90
Oil (per bbl) (2)	$60.25	$68.83	$57.12	$68.55

Average production costs:
As a percent of sales	20%	14%	19%	14%
Per mcfe (2)	$1.79	$1.13	$1.71	$1.13

Depletion per mcfe	$4.53	$3.35	$4.56	$3.36
_____________

(1)
The average sales price per mcf before the effects of hedging was $8.14 and $7.11 for the three months ended September 30, 2007 and 2006, respectively; and $7.92 and $7.44 for the nine months ended September 30, 2007 and 2006, respectively.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $3,155,900 and $4,304,000 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $1,148,100 (27%).  This decrease was due to a decrease in production volumes to 3,789 mcf per day for the three months ended September 30, 2007 from 6,019 mcf per day for the three months ended September 30, 2006, a decrease of 2,230 mcf per day (37%), partially offset by an increase in the average sales price we received for our natural gas to $9.05 for the three months ended September 30, 2007 as compared to $7.77 for the three months ended September 30, 2006, an increase of $1.28 per mcf (16%).  The $1,148,100 decrease in gas revenue for the three months ended September 30, 2007 as compared to the prior year similar period was attributable to a $1,594,400 decrease in production volumes, partially offset by a $446,300 increase in natural gas sale prices.  The overall decrease in gas production volumes for the three months ended September 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $10,484,800 and $6,982,600 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $3,502,200 (50%).  This increase was due to an increase in the average sales price we received for our natural gas to $8.89 for the nine months ended September 30, 2007 as compared to $7.90 for the nine months ended September 30, 2006, an increase of $.99 per mcf (13%) and an increase in production volumes to 4,319 mcf per day for the nine months ended September 30, 2007 from 3,239 mcf per day for the nine months ended September 30, 2006, an increase of 1,080 mcf per day (33%).  The $3,502,200 increase in gas revenue for the nine months ended September 30, 2007 as compared to the prior year similar period was attributable to a $2,328,700 increase in production volumes and a $1,173,500 increase in natural gas sale prices.  The overall increase in gas production volumes for the nine months ended September 30, 2007 resulted from a majority of our wells being on-line for a full year as compared to prior year similar period.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $68,700 and $33,300 for the three months ended September 30, 2007 and 2006, respectively, an increase of $35,400 (106%).  This increase was due to an increase in the production volumes to 12 bbl per day for the three months ended September 30, 2007 from 5 bbl per day for the three months ended September 30, 2006, an increase of 7 bbl per day (140%), partially offset by a decrease in the average sales price we received for our oil to $60.25 for the three months ended September 30, 2007 as compared to $68.83 for the three months ended September 30, 2006, a decrease of $8.58 per bbl (12%).  The $35,400 increase in oil revenue for the three months ended September 30, 2007 as compared to the prior year similar period was attributable to a $45,200 increase in production volumes, partially offset by a $9,800 decrease in oil prices.

Our oil revenues were $158,900 and $36,100 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $122,800 (340%).  This increase was due to an increase in the production volumes to 10 bbl per day for the nine months ended September 30, 2007 from 2 bbl per day for the nine months ended September 30, 2006, an increase of 8 bbl per day (400%), partially offset by a decrease in the average sales price we received for our oil to $57.12 for the nine months ended September 30, 2007 as compared to $68.55 for the nine months ended September 30, 2006, a decrease of $11.43 per bbl (17%).  The $122,800 increase in oil revenues for the nine months ended September 30, 2007 as compared to the prior year similar period was attributable to a $154,600 increase in production volumes, partially offset by a $31,800 decrease in oil prices.

Expenses.  Production expenses were $635,800 and $626,300 for the three months ended September 30, 2007 and 2006, respectively, an increase of $9,500 (2%).  Production expenses were $2,050,500 and $1,005,100 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $1,045,400 (104%).  These increases were primarily attributable to increases in transportation and well supervision fees which are affected by an increase in production volumes due to a majority of our wells being on-line for a full year as compared to prior year similar period.

Depletion of oil and gas properties as a percentage of oil and gas revenues for the three months and nine months ended September 30, 2007 were 50% and 51%, respectively.  Depletion of oil and gas properties as a percentage of oil and gas revenues for the three months and nine months ended September 30, 2006 were 43% and 43%, respectively.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2007 and 2006 were $82,300 and $41,900, respectively, an increase of $40,400 (96%).  For the nine months ended September 30, 2007 and 2006 these expenses were $190,300 and $91,500, respectively, an increase of $98,800 (108%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  These increases were primarily due to higher administrative fees, due to a majority of our wells being on-line for a full year.  In addition to higher audit and tax fees as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities increased $9,683,100 in the nine months ended September 30, 2007 to $9,094,200 as compared to cash used in operating activities of $588,900 for the nine months ended September 30, 2006.  This increase was due to an increase in net earnings before depletion and accretion of $2,497,500, a decrease of cash received from accrued liabilities of $2,168,900, a net non-cash loss on derivative values of $167,000 and a decrease in accounts receivable-affiliate of $4,849,700.

Cash used in financing activities increased $8,089,200 during the nine months ended September 30, 2007 to $9,466,800 from $1,377,600 for the nine months ended September 30, 2006, $9,466,700 represents distributions to partners, and $100 represents the return of initial capital contribution to MGP.

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

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10-KSB/A.

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

Atlas America Public #15-2005 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 9, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 9, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer