Form 10KSB
period 2007-12-31
Atlas America Public #15-2005 (A) Program
filed 2008-03-28
CIK 1335236

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer’s revenues for its most recent fiscal year $13,240,500

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

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO ANNUAL REPORT
ON FORM 10-KSB

PART I		PAGE

Item 1:	Description of Business	3-5

Item 2:	Description of Properties	5-10

Item 3:	Legal Proceedings	10

Item 4:	Submission of Matters to a Vote of Security Holders	10

PART II

Item 5:	Market for Registrant’s Common Equity and Related Security Holder Matters	10-11

Item 6:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	11-16

Item 7:	Financial Statements	17-33

Item 8:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33

Item 8A:	Controls and Procedures	33-34

Item 8B:	Other Information	34

PART III

Item 9:	Directors, Executive Officers and Significant Employees, Compliance with Section (16a)
	of the Exchange Act	34-37

Item 10:	Executive Compensation	37

Item 11:	Security Ownership of Certain Beneficial Owners and Management	37

Item 12:	Certain Relationships and Related Party Transactions	37-38

Item 13:	Exhibits	38

Item 14:	Principal Accountant Fees and Services	39

SIGNATURES		40

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General.  We were formed as a Delaware limited partnership on July 25, 2005, with Atlas Resources, Inc. as our Managing General Partner, or MGP, to drill natural gas development wells. We drilled and currently operate wells located in Pennsylvania and Tennessee. We have no employees and rely on our MGP for management, which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), or Atlas Energy, for administrative services. See Item 9 “Directors, Executive Officers and Significant Employees, Compliance with Section 16(a) of the Exchange Act.”

We received total cash subscriptions from investors of $52,245,700, which were paid to our MGP acting as operator and general drilling contractor under our drilling and operating agreements.  Our MGP contributed cash and leases and paid all syndication and offering costs and plans to contribute 65.80% of the tangible (“equipment”) costs for a total capital contribution estimated to be $17,707,900. We have drilled 188 developmental wells to the Clinton/Medina, Upper Devonian Sandstones and Southern Appalachia Shale geological formations in Pennsylvania and Tennessee.

Atlas Resources Inc. Merged into Atlas Resources, LLC.  In March 2006, Atlas Resources, Inc., our MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy a newly-formed subsidiary of Atlas America, Inc., or Atlas America.  Atlas Resources, LLC serves as our MGP.

Public Offering of Atlas Energy.  In December 2006, Atlas America contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy.  Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.4% ownership interest at that moment, in an initial public offering at a price of $21.00 per unit.  The net proceeds of approximately $139.9 million, after underwriting discounts and commissions, were distributed to Atlas America.

Atlas Energy is a limited liability company focused on the development and production of natural gas and, to a lesser extent, oil in northern Michigan's Antrim Shale and the Appalachian Basin region of the United States of America.  Atlas Energy is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it coinvests to finance the exploitation and development of its acreage. Atlas Energy is managed by Atlas Energy Management, Inc., through which Atlas America provides Atlas Energy with the personnel necessary to manage its assets and raise capital.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal.  If these expenses are incurred, we pay at cost for third-party services, materials, and a reasonable charge for services performed directly by our MGP or its affiliates.  Also, beginning one year after each of our wells has been placed into production our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment costs of the well.  At December 31, 2007, our MGP had not withheld any funds for this purpose.

Markets and Competition.  The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities.  Our MGP is responsible for selling our natural gas production.  Our natural gas is sold as discussed in Item 2 “Description of Properties - Delivery Commitments”.  During 2007 and 2006, we experienced no problems in selling our natural gas and oil.  Product availability and price are the principal means of competition in selling natural gas and oil production.

While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.  See Item 2 “Description of Properties – Delivery Commitments” regarding the marketing of our natural gas and oil.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

Drilling Activity.  The following table shows information about the wells drilled since our formation. All the wells drilled were development wells, which mean a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.  We do not expect to drill any wells in future years.  Also, see Item 6 "Management's Discussion and Analysis of Financial Condition or Plan of Operations" regarding our revenues recognized, costs and expenses we incurred, and our daily production volumes, average sales prices and production cost per equivalent unit during the period indicated.

	Development Wells
Year Ended December 31,	Productive (1)		Dry (2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
2006	187	178.78	1	1

(1)	A “productive well” generally means a well that is not a dry hole.
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

Summary of Producing Wells.  The table below shows the number of producing gross and net wells at December 31, 2007, in which we have a working interest.  All wells are located in the Appalachian Basin.

	Number of Producing Wells
	Gross	Net
Gas	187	178.78

Production.  The following table shows the quantities of natural gas and oil we produced (net to our interest), our average sales price, and our average production (lifting) cost per equivalent unit of production for the periods indicated.

					Average
Year					Production Cost
Ended	Production		Average Sales Price		(Lifting Cost)
December 31,	Oil (bbls) (1)	Gas (mcf) (1)	per bbl (1)	per mcf (1)	per mcfe (1) (2)
2007	3,700	1,460,000	$60.00	$8.90	$1.76
2006	1,300	1,357,100	$62.18	$7.93	$1.17

(1)	“Mcf” means one thousand cubic feet of natural gas. “Mcfe” means a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel (“bbl”).
(2)	Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

Natural Gas and Oil Reserve Information. The following table summarizes information regarding our estimated proved natural gas and oil reserves as of the date indicated.  All of our reserves are located in the United States of America.  Our estimates relating to our proved natural gas and oil reserves and our future net revenues from natural gas and oil reserves are based on reports which are reviewed by our independent third-party consultant as discussed below.  In accordance with SEC guidelines, we make the standardized and PV-10 estimates of future net cash flows from proved reserves discounted using an annual discount rate of 10%, estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates, which are held constant throughout the life of the properties.  We based our estimates of proved reserves on the following year-end weighted average prices:

	December 31,
	2007	2006
Natural gas (per mcf)	$7.60	$6.30
Oil (per bbl)	88.80	57.25

Reserve estimates are imprecise and may change as additional information becomes available.  Furthermore, estimates of natural gas and oil reserves are projections based on engineering data.  There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production.  Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.  Reserve reports of other engineers might differ from the reports of Wright & Company, our consultants.  The results of drilling, testing and production of a well subsequent to the date of the reserve estimate for the well may justify revising the estimate of the well’s reserves in the future.  Also, future prices we receive from the sale of natural gas and oil may be different from those estimated by Wright & Company in preparing the reserve reports.  The amounts and timing of future operating costs also may differ from those we estimated.  In addition, you should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas and oil properties.  PV-10 values are based on projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses.  The meaningfulness of these estimates depends on the accuracy of the assumptions on which they were based. The downward revision of oil and gas reserves reflected production results that occurred during 2007 and used historical field level and historical decline curves for the year ended December 31, 2007. This decline was somewhat offset by the increase in the average price of natural gas of (21%) and the average price of oil of (55%) for year ended December 31, 2007.

We evaluate natural gas reserves at constant temperature and pressure.  A change in either of these factors can affect the measurement of natural gas reserves. We deducted when applicable, operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows.  We made no provision for income taxes, and based the estimates on operating methods and conditions prevailing as of the dates indicated.  We cannot assure you that these estimates are accurate predictions of future net cash flows from our natural gas and oil reserves or their present value. For additional information concerning our natural gas and oil reserves and estimates of future net revenues, see Note 9 of the “Notes to Financial Statements” in Item 7 “Financial Statements”.

	At December 31,
	2007	2006

Natural gas reserves – Proved Reserves (Mcf) (1)(4):
Proved developed reserves (2)	10,106,600	11,218,400
Total proved reserves of natural gas	10,106,600	11,218,400

Oil reserves – Proved Reserves (Bbl) (1)(4):
Proved developed reserves (2)	19,700	4,700
Total proved reserves of oil	19,700	4,700
Total proved reserves (Mcfe)	10,224,800	11,246,600

PV-10 estimate of cash flows of proved reserves (3)(4):
Proved developed reserves	$26,302,900	$27,102,400
Total PV-10 estimate	$26,302,900	$27,102,400
PV-10 estimate per limited partner unit (5)	$3,217	$3,315
Undiscounted estimate per limited partner unit (5)	$6,025	$5,492

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
(5)
This value per $10,000 unit is determined by following the methodology used for determining our proved reserves using the data discussed above.  However, this value does not necessarily reflect the fair market value of a unit, and each unit is illiquid.  Also, the value of a unit for purposes of presentment of the unit to our MGP for purchase is different, because it is calculated under a formula set forth in the partnership agreement.

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

Acreage.  The table below shows, by state, the estimated acres of developed oil and gas acreage in which we had an interest at December 31, 2007.  There was no undeveloped acreage at December 31, 2007.

	Developed Acreage
Location	Gross (1)	Net (2)
Pennsylvania	3,786.47	3,680.60
Tennessee	800.00	691.25
Total	4,586.47	4,371.85

(1)	A “gross” acre is an acre in which we own a working interest.
(2)	A “net” acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.

Delivery Commitments. Atlas Energy and its affiliates, have a natural gas supply agreement with Hess Corporation for a 10-year term, which began on April 1, 1999.  The agreement was formerly with First Energy Solutions Corporation, and was acquired by Hess Corporation in 2005.  For the next 12 months, our MGP anticipates that approximately 1% of our gas will be sold through this agreement with Hess Corporation. Atlas Energy markets the remainder of its natural gas, which is principally located in the Fayette County, PA area, primarily to UGI Energy Services, Inc., Exelon Energy Company, Colonial Energy, Inc., Interstate Gas Supply, Inc. and to our other third-party natural gas purchasers or marketers.

The pricing arrangements with Hess Corporation, UGI Energy Services, Inc. and other third-party gas purchasers or marketers are tied to the New York Mercantile Exchange Commissions or NYMEX monthly futures contract price. The total price received for our gas is a combination of the monthly NYMEX futures price plus a basis adjustment.  For example, the NYMEX futures price is the base price and there is an additional premium paid, because of the location of the gas (the Appalachian Basin) in relation to the gas market, which is referred to as the “basis.”

Pricing for natural gas and oil has been volatile and uncertain for many years.  The agreements with Hess Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers also permit Atlas Energy and its affiliates to implement gas forward sales transactions through those companies.  Hess Corporation, UGI Energy Services, Inc. and the other third-party purchasers or marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to Atlas Energy which then makes those arrangements available to us and its other partnerships.  The price paid by Hess Corporation, UGI Energy Services, Inc. and any other third-party purchasers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market price.  Also, Atlas Energy's hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by Atlas Energy are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to six years in the future.  The overall portion of our natural gas portfolio that is hedged changes from time to time.  As of December 31, 2007, Atlas Energy had allocated  financial derivatives to us of approximately 93% of our expected production for the twelve months ending December 31, 2008.

To assure that all financial instruments will be used solely for hedging price risks and not for speculative purposes, Atlas Energy has established a committee to assure that all financial trading is done in compliance with Atlas Energy’s hedging policies and procedures. Atlas Energy does not intend to contract for positions that it cannot offset with actual production.

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

Holders.  As of December 31, 2007, we had 1,628 unit holders.

Distributions.  Our MGP will review our accounts monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any.  We will distribute those funds, which our MGP determines are not necessary for us to retain, to our partners.  We will not advance or borrow funds for purposes of making distributions.

The determination of our revenues and costs is made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our MGP may only be made in conjunction with distributions to our limited partners.

During the years ended December 31, 2007 and 2006, we distributed the following:

•	$7,649,200 and $2,977,800 to our limited partners; and
•	$4,315,800 and $1,680,100 to our managing general partner.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

This Item 6 “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” should be read in conjunction with Item 7 “Financial Statements” and the “Notes to Financial Statements”.

General. We were formed as a Delaware limited partnership on July 25, 2005, with Atlas Resources, Inc. as our Managing General Partner, or MGP, to drill natural gas developmental wells. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce at which time they will be plugged and abandoned or sold.  No additional funds will be required for drilling.

Atlas Resources Inc. Merged into Atlas Resources, LLC.  In March 2006, our MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, (NYSE:ATN), or Atlas Energy, a newly-formed subsidiary of Atlas America, Inc., or Atlas America. Atlas Resources, LLC now serves as our MGP.

Public Offering of Atlas Energy.  In December 2006, Atlas America contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy Resources, LLC.  Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.4% ownership interest at that moment, in an initial public offering at a price of $21.00 per unit. The net proceeds of approximately $139.9 million, after underwriting discounts and commissions, were distributed to Atlas America.

Atlas Energy is a limited liability company focused on the development and production of natural gas and, to a lesser extent, oil in northern Michigan's Antrim Shale and the Appalachian Basin region of the United States of America.  Atlas Energy is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it coinvests to finance the exploitation and development of its acreage. Atlas Energy is managed by Atlas Energy Management, Inc., through which Atlas America provides Atlas Energy with the personnel necessary to manage its assets and raise capital.

Results of Operations. The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Years Ended December 31,
	2007	2006
Production revenues (in thousands):
Gas	$12,995	$10,764
Oil	$223	$79
Total	$13,218	$10,843
Production volumes:
Gas (mcf/day) (2)	4,000	3,718
Oil (bbls/day) (2)	10	3
Total (mcfe/day) (2)	4,060	3,736
Average sales price:
Gas (per mcf) (1) (2)	$8.90	$7.93
Oil (per bbl) (2)	$60.00	$62.18
Average production costs:
As a percent of sales	20%	15%
Per mcfe (2)	$1.76	$1.17
Depletion per mcfe	$4.49	$3.86

(1)	The average sales price per mcf before the effects of hedging was $7.64 and $7.29 for the years ended December 31, 2007 and 2006, respectively.
(2)	“Mcf” means thousand cubic feet; “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $12,995,300 and $10,763,500 for the years ended December 31, 2007 and 2006, respectively, an increase of $2,231,800 (21%). This increase was due to an increase in the average sales price we received for our natural gas to $8.90 per mcf for the year ended December 31, 2007 from $7.93 per mcf for the year ended December 31, 2006, an increase of $.97 per mcf (12%) and an increase in production volumes to 4,000 mcf per day for the year ended December 31, 2007 from 3,718 mcf per day for the year ended December 31, 2006, an increase of 282 mcf per day (8%). The $2,231,800 increase in our natural gas revenues for the year ended December 31, 2007, as compared to the prior year similar period, was attributable to a $1,415,600 increase in gas prices, which are driven by market conditions and a $816,200 increase in production volumes. The overall increase in gas production volumes resulted from a majority of our wells being on-line for a full year as compared to prior year similar period.

The price we receive for our natural gas is primarily a result of the index-driven agreements with Hess Corporation, UGI Energy Services, Inc. and our other natural gas purchasers.  See Item 2 “Description of Properties- Delivery Commitments.”  Thus, the price we receive for our natural gas may vary significantly each month as the underlying index changes in response to market conditions.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $222,600 and $79,200 for the years ended December 31, 2007 and 2006, respectively, an increase of $143,400 (181%).  This increase was due to an increase in the production volumes to 10 bbl per day for the year ended December 31, 2007 from 3 bbl per day for the year ended December 31, 2006, an increase of 7 bbl per day (233%), partially offset by a decrease in the average sales price we received for our oil to $60.00 for the year ended December 31, 2007 as compared to $62.18 for the year ended December 31, 2006, a decrease of $2.18 per bbl (4%).  The $143,400 increase in oil revenue for the year ended December 31, 2007 as compared to the prior year similar period was attributable to a $151,500 increase in production volumes, partially offset by an $8,100 decrease in oil prices.

Expenses.  Production expenses were $2,607,400 and $1,601,600 for the years ended December 31, 2007 and 2006, respectively, an increase of $1,005,800 (63%).  This increase was primarily due to an increase in operating fees and transportation fees charged and higher variable expenses, due to more wells being online for the year ended December 31, 2007 as compared to 2006.

Depletion of our oil and gas properties as a percentage of oil and gas revenues was 50% for the year ended December 31, 2007 as compared to 49% for the year ended December 31, 2006. This percentage change is directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.

Impairment of oil and gas properties for year ended December 31, 2006 was $3,445,300. There was no impairment of oil and gas properties for the year ended December 31, 2007.  Annually, we compare the carrying value of our proved developed oil and gas producing properties to their estimated fair market value.  To the extent our carrying value exceeds the estimated fair market value an impairment charge is recognized.  As a result of this assessment, an impairment charge was recognized for the year ended December 31, 2006.  This impairment charge is based on the results of the reserve quantity, future market values and our carrying value.  We can not provide any assurance that similar charges may or may not be taken in future periods.

General and administrative expenses were $270,400 and $141,800 for the years ended December 31, 2007 and 2006, respectively, an increase of $128,600 (91%). These expenses include third-party costs for services, as well as the monthly administrative fee charged by our MGP. This increase was primarily due to higher administrative fees, due to a majority of our wells being on-line for a full year. In addition, this increase was due to an increase in audit and tax fees as compared to prior year similar period.

Liquidity and Capital Resources.  Cash provided by operating activities increased $7,749,300 for the year ended December 31, 2007 to $11,477,400 as compared to cash used in operating activities of $3,728,100 for the year ended December 31, 2006. This increase was due to an increase in net earnings before depletion, impairment and accretion of $1,253,300, accrued liabilities of $2,180,100 and a non-cash loss on derivative value of $191,300 and a decrease in accounts receivable-affiliate of $4,124,600.

Cash used in financing activities increased $7,307,200 during the year ended December 31, 2007 to $11,965,100 from $4,657,900 for the year ended December 31, 2006. This increase was due to higher distributions as a result of an increase in net cash flow.

The  MGP may withhold funds for future plugging and abandonment costs.  Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us.  The amount that we may borrow may not at anytime exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We believe future cash flow from operations and amounts available from borrowings from our MGP or its affiliates will be adequate to fund our operations.

Critical Accounting Policies.  The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion, impairment of long-lived assets, and certain accrued receivables and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Reserve Estimates. Our estimates of our proved natural gas reserves and oil reserves and future net revenues from them, will be based on reserve analyses that rely on various assumptions, including those required by the SEC, as to natural gas prices, drilling and operating expenses, capital expenditures, abandonment costs, taxes and availability of funds.  Any significant variance in these assumptions could materially affect the estimated quantity of our reserves.  As a result, our estimates of our proved natural gas reserves will be inherently imprecise.  Actual future production, natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas reserves may vary substantially from our estimates, or estimates contained in the reserve reports.  In addition, our proved reserves may be subject to downward or upward revision based on production history, results of future exploration and development, prevailing natural gas prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

Accounts Receivable and Allowance for Possible Losses. The MGP engages in credit extension, monitoring, and collection. In evaluating our allowance for possible losses, the MGP performs ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of our customer’s credit information. The MGP extends credit on an unsecured basis to many of our energy customers. At December 31, 2007 and 2006 our credit evaluation indicated that the MGP has no need for an allowance for possible losses for our oil and gas receivables.

Impairment of Oil and Gas Properties.  We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values.  We estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period.  The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.  Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties.  During 2006, we recognized an impairment charge $3,445,300 net of an offsetting gain in other comprehensive income of $330,800. There was no impairment charge for the year ended December 31, 2007.

Derivative Instruments.  We apply the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133. SFAS 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. See Note 8 on our financial statements.

Atlas Energy on our behalf from time to time enters into natural gas future option contracts and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated NYMEX futures, options contracts, and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

Atlas Energy, on our behalf documents all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions.  This includes matching the natural gas futures and options contracts to the forecasted transactions.  Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items.  Historically these contracts have qualified and were designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Such gains and losses are charged or credited to Accumulated Other Comprehensive Income (Loss). Realized gains and losses are recognized as a component of gas production revenues in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, we will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At December 31, 2007, Atlas Energy had allocated open natural gas futures contracts to us related to natural gas sales covering 3,452,800 dekatherms (“Dth”) (net to us) of natural gas, maturing through December 31, 2012 at an average settlement price of $8.18 per Dth. At December 31, 2007, we reflected a net hedge liability on our Balance Sheets of $336,800.  Due to the impairment of our oil and gas properties at December 31, 2006, a net offsetting unrealized gain of $330,800 was reclassified into earnings from accumulated other comprehensive income.  At December 31, 2007, $139,500 of the prior year reclassification remains as an offset (reduction) to accumulated other comprehensive income.  Of the $476,300 net loss in Accumulated Other Comprehensive Income (Loss) at December 31, 2007, if the fair values of the instruments remain at current market values, we will reclassify $791,600 of net gains to our Statements of Net Earnings over the next twelve month period as these contracts expire, and $1,267,900 of net loss in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes. We realized gains of $1,842,100 and $1,196,900 for the years ended December 31, 2007 and 2006, respectively; in our oil and gas revenues within the Statements of Net Earnings related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. We recognized no gains or losses during the years ended December 31, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of December 31, 2007, Atlas Energy had allocated to us the following natural gas hedged volumes:

Fixed Price Swaps

	Twelve Month		Average	Fair Value
	Period Ending	Volumes	Fixed Price	Asset/
	December 31,	(per MMBTU) (1)	(per MMBTU)	(Liability) (2)

	2008	963,100	$8.69	$851,500
	2009	934,500	8.31	(164,100)
	2010	535,000	7.61	(467,200)
	2011	285,400	7.37	(286,800)
				$(66,600)

Costless Collars

	Twelve Month			Average	Fair Value
	Period Ending	Option	Volumes	Floor & Cap	Asset/
	December 31,	Type	(per MMBTU) (1)	(per MMBTU)	(Liability) (2)

	2008	Puts purchased	92,700	$7.50	$21,900
	2008	Calls sold	92,700	9.40	—
	2010	Puts purchased	171,200	7.75	—
	2010	Calls sold	171,200	8.75	(56,400)
	2011	Puts purchased	428,000	7.50	—
	2011	Calls sold	428,000	8.45	(207,800)
	2012	Puts purchased	42,900	7.00	—
	2012	Calls sold	42,900	8.37	(27,900)
					$(270,200)

				Net Liability	$(336,800)

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

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

Asset Retirement Obligations.  On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our natural gas and oil-producing properties. We also estimate the salvage value of equipment recoverable upon abandonment. We comply with SFAS No. 143 “Accounting for Asset Retirement Obligations” as discussed in Note 3 to our financial statements. As of December 31, 2007 and 2006, our estimate of salvage values was greater than or equal to our estimate of the costs of future dismantlement, restoration, reclamation and abandonment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in our estimates or cost, would reduce our net earnings.

Off-Balance Sheet Arrangements.  We have no financial statement risk, or any Off-Balance Sheet Arrangements or contractual obligations.

Recently Issued Financial Accounting Standards.  In April 2007, the Financial Accounting Standards Board, or FASB issued FASB Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, or FIN 39-1.  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 was effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FIN 39-1 to have a significant impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a significant impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued Final FASB Staff Position, or FSP No. FAS 157-2, the FSP, which was effective upon issuance, delays the effective date of SFAS 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The FSP also covers interim periods within the fiscal years for items within the scope of this FSP. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. We do not expect the adoption of SFAS 157 to have a significant impact on our financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Atlas America Public #15-2005 (A) L.P.

We have audited the accompanying balance sheets of Atlas America Public #15-2005 (A) L.P. (a Delaware Limited Partnership) as of December 31, 2007 and 2006, and the related statements of net earnings, comprehensive (loss) income, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #15-2005 (A) L.P. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 28, 2008

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
BALANCE SHEETS
DECEMBER 31,

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$750,600	$1,238,300
Accounts receivable-affiliate	2,439,400	3,218,100
Short-term hedge receivable due from affiliate	894,500	2,613,800
Total current assets	4,084,500	7,070,200

Oil and gas properties, net	49,244,300	56,327,400
Long-term hedge receivable due from affiliate	133,800	2,256,500
	$53,462,600	$65,654,100

LIABILITIES AND PARTNERS’ CAPITALS
Current liabilities:
Accrued liabilities	$34,900	$18,000
Short-term hedge liability due to affiliate	21,200	16,300
Total current liabilities	56,100	34,300

Asset retirement obligations	1,417,000	1,253,200
Long-term hedge liability due to affiliate	1,343,900	363,000

Partners’ capital:
Managing general partner	10,428,600	12,334,100
Limited partners (5,227.40 units)	40,693,300	47,509,300
Accumulated other comprehensive (loss) income	(476,300)	4,160,200
Total partners' capital	50,645,600	64,003,600
	$53,462,600	$65,654,100

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF NET EARNINGS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES
Natural gas and oil	$13,217,900	$10,842,700
Interest income	22,600	10,100
Total revenues	13,240,500	10,852,800

COST AND EXPENSES
Production	2,607,400	1,601,600
Depletion	6,660,600	5,274,000
Impairment of oil and gas properties	—	3,445,300
Accretion of asset retirement obligation	75,200	70,900
General and administrative	270,400	141,800
Total expenses	9,613,600	10,533,600
Net earnings	$3,626,900	$319,200

Allocation of net earnings (loss):
Managing general partner	$2,793,700	$2,069,400
Limited partners	$833,200	$(1,750,200)
Net earnings (loss) per limited partnership unit	$159	$(335)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Net earnings	$3,626,900	$319,200
Other comprehensive (loss) income:
Unrealized holding (loss) gain on hedging contracts	(2,794,400)	5,357,100
Less: reclassification adjustment for gains
realized in net earnings	(1,842,100)	(1,196,900)
	(4,636,500)	4,160,200
Comprehensive (loss) income	$(1,009,600)	$4,479,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2007 AND 2006

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at December 31, 2005	$362,400	$52,237,300	$ ―	$52,599,700

Participation in revenue and costs and expenses
Net production revenues	3,333,300	5,907,800	—	9,241,100
Interest income	3,600	6,500	—	10,100
Depletion	(720,200)	(4,553,800)	—	(5,274,000)
Impairment of oil and gas properties	(470,600)	(2,974,700)	—	(3,445,300)
Accretion expense	(25,600)	(45,300)	—	(70,900)
General and administrative	(51,100)	(90,700)	—	(141,800)
Net earnings (loss)	2,069,400	(1,750,200)	—	319,200

Managing general partner adjusted asset contribution	11,582,400	—	—	11,582,400

Other comprehensive income	—	—	4,160,200	4,160,200

Distributions to partners	(1,680,100)	(2,977,800)	—	(4,657,900)

Balance at December 31, 2006	$12,334,100	$47,509,300	$4,160,200	$64,003,600

Participation in revenue and costs and expenses
Net production revenues	3,827,200	6,783,300	—	10,610,500
Interest income	8,100	14,500	—	22,600
Depletion	(917,000)	(5,743,600)	—	(6,660,600)
Accretion expense	(27,100)	(48,100)	—	(75,200)
General and administrative	(97,500)	(172,900)	—	(270,400)
Net earnings	2,793,700	833,200	—	3,626,900

Managing general partner adjusted asset contribution	(383,400)	—	—	(383,400)

Other comprehensive loss	—	—	(4,636,500)	(4,636,500)

Distributions to partners	(4,315,800)	(7,649,200)	—	(11,965,000)

Balance at December 31, 2007	$10,428,600	$40,693,300	$(476,300)	$50,645,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net earnings	$3,626,900	$319,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	6,660,600	5,274,000
Impairment of oil and gas properties	—	3,445,300
Non-cash loss on derivative value	191,300	—
Accretion of asset retirement obligation	75,200	70,900
Increase (decrease) in accrued liabilities	16,900	(2,163,200)
Decrease (increase) in accounts receivable-affiliate	906,500	(3,218,100)
Net cash provided by operating activities	11,477,400	3,728,100

Cash flows from financing activities:
Return of initial capital contribution to MGP	(100)	─
Distributions to partners	(11,965,000)	(4,657,900)
Net cash used in financing activities	(11,965,100)	(4,657,900)

Net decrease in cash and cash equivalents	(487,700)	(929,800)
Cash and cash equivalents at beginning of period	1,238,300	2,168,100
Cash and cash equivalents at end of period	$750,600	$1,238,300

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed and received by managing general partner:
Tangible equipment	$(360,400)	$10,255,600
Lease costs	(22,900)	1,326,800
	$(383,300)	$11,582,400

Asset retirement obligation revision	$88,600	$1,046,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – DESCRIPTION OF BUSINESS

Atlas America Public #15-2005 (A) L.P. (the “Partnership”) is a Delaware Limited Partnership, which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner (“MGP”) and Operator, and 1,627 subscribers to units as Limited Partners.  The Partnership was formed on July 25, 2005 to drill and operate gas wells located primarily in western Pennsylvania, and Tennessee.

In March 2006, Atlas Resources, Inc. the Partnership's MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas America, Inc.  Atlas Resources, LLC now serves as the Partnership's MGP.  In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil exploration and production assets to Atlas Energy Resources, LLC.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by Atlas’s review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers. At December 31, 2007 and 2006, the Partnership’s MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $1,559,200 at December 31, 2007 and $2,263,400 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturities of these instruments.

For derivatives, the carrying value approximates fair value because they have been marked to market.

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.  No cash was paid by the Partnership for interest or income taxes for the years ended December 31, 2007 and 2006.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents.  The Partnership places its temporary cash investments in deposits with high-quality financial institutions.  At December 31, 2007, the Partnership had $802,800 in deposits at one bank of which $702,800 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2006, the Partnership had $1,407,400 in deposits at one bank of which $1,307,400 was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such investments.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive (Loss) Income

Comprehensive (loss) income includes net loss or income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income.  For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

Property and Equipment

Property and equipment are stated at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.  Oil and gas properties consist of the following at the dates indicated:

	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$1,512,100	$1,535,000
Wells and related equipment	63,442,900	63,842,500
	64,955,000	65,377,500

Accumulated depletion of oil and gas properties	(15,710,700)	(9,050,100)
	$49,244,300	$56,327,400

Oil and Gas Properties

The Partnership uses the successful efforts method of accounting for oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized.  Oil is converted to gas equivalent basis (“mcfe”) at the rate of one barrel equals 6 mcf.

        The Partnership’s long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows.  The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and asset retirement obligation is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves.  The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates.  If the carrying value exceeds such undiscounted cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets.  The fair market value is determined as the present value of future net revenues from the production of proved reserves discounted using an annual discount rate of 9% in 2007 and 10% in 2006 and the 12 month NYMEX forward looking strip price for natural gas.  During 2006, the Partnership recognized impairment loss of $3,445,300, net of an offsetting gain in other comprehensive income of $330,800. There was no impairment charge by the Partnership for the year ended December 31, 2007.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion.  Upon the sale of an entire interest where the property had been assessed for impairment, a gain or loss is recognized in the Statements of Net Earnings.

Asset Retirement Obligation

The fair values of asset retirement obligations are recognized in the period they are incurred if a reasonable estimate of fair value can be made. Asset retirement obligations primarily relate to the abandonment of oil and gas producing properties and include costs to dismantle and relocate or dispose of production equipment, gathering systems, wells and related structures. Estimates are based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The Partnership does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined, see Note 3.

Environmental Matters

The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment.  The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 Accounting for Contingencies.  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated.  Atlas Energy maintains insurance that may cover in whole or in part certain environmental expenditures.  For the years ended December 31, 2007 and 2006, the Partnership had no environmental matters requiring specific disclosure or the recording of a liability.

Major Customers

The partnership’s natural gas is sold under contract to various purchasers.  For the year ended December 31, 2007, sales to UGI Energy Services, Inc., Exelon Energy Company, Colonial Energy, Inc. and Interstate Gas Supply, Inc. accounted for 31%, 15%, 14% and 12%, respectively, of total revenues.  For the year ended December 31, 2006, sales to UGI Energy Services, Inc., Exelon Energy Company, and Colonial Energy, Inc. accounted for 49%, 20% and 14%, respectively, of total revenues.  No other customers accounted for 10% or more of total revenues for the year ended December 31, 2006.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Financial Accounting Standards

In April 2007, the Financial Accounting Standards Board ("FASB"), issued Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, ("FIN 39-1").  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 was effective for fiscal years beginning after November 15, 2007. The Partnership does not expect the adoption of FIN 39-1 to have a significant impact on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Partnership does not expect the adoption of SFAS 159 to have a significant impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued Final FASB Staff Position, or FSP No. ("FAS 157-2") the FSP, which was effective upon issuance, delays the effective date of SFAS 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, the FSP also covers interim period within the fiscal years for items within the scope of this FSP. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Partnership does not expect the adoption of SFAS 157 to have a significant impact on its financial position or results of operations.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 3 – ASSET RETIREMENT OBLIGATION

The Partnership accounts for its estimated plugging and abandonment costs of its oil and gas properties in accordance with SFAS 143, Accounting for Asset Retirement Obligations and FASB Interpretation No. 47, Accounting for Conditional Asset retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the years indicated are:

	Years Ended
	December 31,
	2007	2006
Asset retirement obligation at beginning of year	$1,253,200	$135,900
Liabilities incurred from drilling wells	—	888,000
Revision in estimates	88,600	158,400
Accretion expense	75,200	70,900
Asset retirement obligation at end of year	$1,417,000	$1,253,200

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS

The MGP and the limited partners will generally participate in revenues and costs in the following manner:

	Managing
	General	Limited
	Partner	Partners
Organization and offering costs	100%	0%
Lease costs	100%	0%
Revenues (1)	36.07%	63.93%
Operating costs, administrative costs, direct costs and all other operating costs(2)	36.07%	63.93%
Intangible drilling costs	0%	100%
Tangible equipment costs	65.80%	34.20%

(1)
Subject to the MGP’s subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the MGP will receive an additional 7% of the partnership revenues, which may not exceed 40%.

(2)	These costs will be charged to the partners in the same ratio as the related production revenues are credited.

NOTE 5 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions its MGP and its affiliates as provided under the Partnership agreement:

•	The MGP received and contributed undeveloped leases necessary to cover each of the Partnership’s prospects of $22,900 and $1,326,800 in 2007 and 2006, respectively.

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred in 2007 and 2006 were $156,300 and $92,800, respectively.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 5 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $285 per well per month in 2007 and 2006, for operating and maintaining the wells. Well supervision fees incurred in 2007 and 2006 were $593,800 and $352,600, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price. Transportation fees incurred in 2007 and 2006 were $1,644,500 and $1,042,800, respectively.

•
Direct costs which are included in production and general administrative expenses in the Partnership's Statements of Net Earnings are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf. Direct costs incurred in 2007 and 2006 were $483,200 and $255,200, respectively.

•
Assets received by the MGP which are disclosed in the Partnership's Statement of Cash Flows as a non-cash activity for the year ended December 31, 2007, were $383,300. Assets contributed by the MGP which are disclosed on the Partnership's Statement of Cash Flows as a non-cash activity for the year ended December 31, 2006, were $11,582,400.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s Balance Sheets represents the net production revenues due from the MGP.

NOTE 6 - COMMITMENTS

Subject to certain conditions, investor partners may present their interests beginning in 2010 for purchase by the MGP. The purchase price is calculated by the MGP in accordance with the terms of the partnership agreement.  The MGP is not obligated to purchase more than 5% of the units in any calendar year. In the event that the MGP is unable to obtain the necessary funds, the MGP may suspend its purchase obligation.

Beginning one year after each of the Partnership’s wells has been placed into production the MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment costs.  As of December 31, 2007, the MGP has not withheld any such funds.

NOTE 7 - SUBORDINATION BY MANAGING GENERAL PARTNER

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (August 2006).  Since inception of the Partnership, the MGP has not been required to subordinate any of its revenues to its limited partners.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 8 – DERIVATIVE INSTRUMENTS

The Partnership applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, ("SFAS 133"). SFAS 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Atlas Energy on behalf of the Partnership from time to time enters into natural gas future option contracts and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX")  futures, options contracts, and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

Atlas Energy, on behalf of the Partnership formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions.  This includes matching the natural gas futures and options contracts to the forecasted transactions.  Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items.  Historically these contracts have qualified and were designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Such gains and losses are charged or credited to Accumulated Other Comprehensive Income (Loss). Realized gains and losses are recognized as a component of gas production revenues in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At December 31, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 3,452,800 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2012 at an average settlement price of $8.18 per Dth. At December 31, 2007, the Partnership reflected a net hedge liability on its Balance Sheets of $336,800.  Due to the impairment of the Partnership's oil and gas properties at December 31, 2006, a net offsetting unrealized gain of $330,800 was reclassified into earnings from accumulated other comprehensive income.  At December 31, 2007, $139,500 of the prior year reclassification remains as an offset (reduction) to accumulated other comprehensive income. Of the $476,300 net loss in Accumulated Other Comprehensive Income (Loss) at December 31, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $791,600 of net gains to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $1,267,900 of net loss in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. The Partnership realized gains of $1,842,100 and $1,196,900 for the years December 31, 2007 and 2006, respectively; in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the years ended December 31, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of December 31, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
	Twelve Month		Average	Fair Value
	Period Ending	Volumes	Fixed Price	Asset/
	December 31,	(per MMBTU) (1)	(per MMBTU)	(Liability) (2)

	2008	963,100	$8.69	$851,500
	2009	934,500	8.31	(164,100)
	2010	535,000	7.61	(467,200)
	2011	285,400	7.37	(286,800)
				$(66,600)

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 8 – DERIVATIVE INSTRUMENTS (Continued)

Costless Collars

	Twelve Month			Average	Fair Value
	Period Ending	Option	Volumes	Floor & Cap	Asset/
	December 31,	Type	(per MMBTU) (1)	(per MMBTU)	(Liability) (2)

	2008	Puts purchased	92,700	$7.50	$21,900
	2008	Calls sold	92,700	9.40	—
	2010	Puts purchased	171,200	7.75	—
	2010	Calls sold	171,200	8.75	(56,400)
	2011	Puts purchased	428,000	7.50	—
	2011	Calls sold	428,000	8.45	(207,800)
	2012	Puts purchased	42,900	7.00	—
	2012	Calls sold	42,900	8.37	(27,900)
					$(270,200)

				Net Liability	$(336,800)

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	December 31, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$1,028,300	$1,028,300	$4,870,300	$4,870,300
	$1,028,300	$1,028,300	$4,870,300	$4,870,300
Liabilities
Derivative instruments	$(1,365,100)	$(1,365,100)	$(379,300)	$(379,300)
	$(336,800)	$(336,800)	$4,491,000	$4,491,000

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

The supplementary information summarized below presents the results of natural gas and oil activities in accordance with Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities, (“SFAS No. 69”).  Annually, reserve value information is provided to the investor partners pursuant to the partnership agreement.  The partnership agreement provides a presentment feature whereby the MGP will buy partnership units, subject to annual limitations, based upon a valuation formula price in the partnership agreement. Therefore, certain reserve value information under SFAS No. 69 is not presented.

No consideration has been given in the following information to the income tax effect of the activities, as the Partnership is not treated as a taxable entity for income tax purposes.

(1)	Capitalized Costs Related to Oil and Gas Producing Activities

The following table presents the capitalized costs related to natural gas and oil producing activities at the periods indicated:

	At December 31,
	2007	2006
Mineral interest in proved properties	$1,512,100	$1,535,000
Wells and related equipment	63,442,900	63,842,500
Accumulated depletion	(15,710,700)	(9,050,100)
Net capitalized cost	$49,244,300	$56,327,400

(2)	Oil and Gas Reserve Information

The information presented below represents estimates of proved developed natural gas reserves. All reserves are proved developed reserves and are located in the Appalachian Basin area. The estimates of the Partnership’s proved developed gas and oil reserves are based upon evaluations made by management and verified by Wright & Company, Inc., an independent petroleum-engineering firm, as of December 31, 2007 and 2006.  All reserves are located within the United States of America.  Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements.  Proved developed reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made.  Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007

NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (Continued)

There are numerous uncertainties inherent in estimating quantities of proved developed reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact.  In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the Partnership’s gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in and gas prices and in production and development costs and other factors for which effects have not been provided. The increase in the Partnership's reserves for the year ended December 31, 2006, is primarily due to extensions, discoveries and other additions for the majority of wells being drilled as compared to the prior year.

	Natural Gas	Oil
	(Mcf)	(Bbls)
Proved developed reserves:
Balance at December 31, 2005	783,100	―
Production	(1,357,100)	(1,300)
Revisions to previous estimates	(283,500)	—
Extensions, discoveries and other additions	12,075,900	6,000

Balance at December 31, 2006	11,218,400	4,700
Production	(1,460,000)	(3,700)
Revisions to previous estimates	348,200	18,700

Balance at December 31, 2007	10,106,600	19,700

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman of the Board of Directors, Chief Executive Officer and President, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer and President, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer and President, concluded that, as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chairman of the Board of Directors, Chief Executive Officer and President, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO framework).

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting.  Furthermore, effectiveness of an internal control system in future periods cannot be guaranteed because the design of any system of internal controls is based in part upon assumptions about the likelihood of future events.  There can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions.  Over time certain controls may become inadequate because of changes in business conditions, or the degree of compliance with policies and procedures may deteriorate.  As such, misstatements due to error or fraud may occur and not be detected.

Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting as of December 31, 2007 was effective.

This annual report does not include an attestation report by Grant Thornton regarding internal control over financial reporting. Management's report was not subject to attestation by Grant Thornton pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE WITHSECTION 16(A) OF THE EXCHANGE
                ACT

Atlas Energy is headquartered at Westpointe Corporate Center One, 1550 Coraopolis Heights Road, 2nd Floor, Moon Township, Pennsylvania 15108, which is also our MGP’s primary office.

Executive Officers and Directors.  The executive officers and directors of our MGP will serve until their successors are elected.  The executive officers and directors of our MGP are as follows:

NAME	AGE	POSITION OR OFFICE

Freddie M. Kotek	52	Chairman of the Board of Directors, Chief Executive Officer and President
Frank P. Carolas	48	Executive Vice President – Land and Geology and a Director
Jeffrey C. Simmons	49	Executive Vice President – Operations and a Director
Jack L. Hollander	51	Senior Vice President – Direct Participation Programs
Nancy J. McGurk	52	Senior Vice President, Chief Accounting Officer
Michael L. Staines	58	Senior Vice President, Secretary and a Director
Matthew A. Jones	46	Chief Financial Officer

With respect to the biographical information set forth below:

•
the approximate amount of an individual’s professional time devoted to the business and affairs of our MGP and Atlas America have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

•
for those individuals who also hold senior positions with other affiliates of our MGP, if it is stated that they devote approximately 100% of their professional time to our MGP and Atlas America, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between our MGP and Atlas as compared with the other affiliates of our MGP, such as Viking Resources or Resource Energy.

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

Jack L. Hollander. Senior Vice President – Direct Participation Programs since January 2002 and before that he served as Vice President – Direct Participation Programs from January 2001 until December 2001. Mr. Hollander also serves as Senior Vice President – Direct Participation Programs of Atlas America since January 2002. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to January 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, and the Chairman of the Investment Program Association which is an industry association, as of March 2005.  Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

Nancy J. McGurk. Ms. McGurk has been Chief Accounting Officer of Atlas Energy Resources, LLC and Atlas Energy Management.  Senior Vice President since January 2002, Chief Accounting Officer since January 2001 and Chief Financial Officer until March 2006.  Ms. McGurk also serves as Senior Vice President since January 2002 and Chief Accounting Officer of Atlas America since January 2001.  Ms. McGurk served as Chief Financial Officer for Atlas America from January 2001 until February 2004. Ms. McGurk was a Vice President of Resource America from 1992 until May 2004 and its Treasurer and Chief Accounting Officer from 1989 until May 2004 when she resigned from Resource America.  Also, since 1995 Ms. McGurk has served as Vice President – Finance of Resource Energy, Inc. Ms. McGurk received a Bachelor of Science degree in Accounting from Ohio State University in 1978, and has been a Certified Public Accountant since 1982. Ms. McGurk devotes approximately 80% of her professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc. and the remainder of her professional time to the business and affairs of the MGP’s other affiliates.

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

Matthew A. Jones  Chief Financial Officer since March 2006 for Atlas Resources, LLC.  Mr. Jones has been the Chief Financial Officer since January 2006 and a director of Atlas Pipeline Holdings since February 2006 and has been Chief Financial Officer of Atlas Pipeline Partners GP and Atlas America since March 2005.  He has been the Chief Financial Officer and a director of Atlas Energy Resources and Atlas Energy Management since their formation.  From 1996 to 2005, Mr. Jones worked in the Investment Banking Group at Friedman Billings Ramsey, concluding as Managing Director.  Mr. Jones worked in Friedman Billings Ramsey’s Energy Investment Banking Group from 1999 to 2005, and in Friedman Billings Ramsey’s Specialty Finance and Real Estate Group from 1996 to 1999.  Mr. Jones is a Chartered Financial Analyst. Mr. Jones devotes approximately 55% of his professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc. and the remainder of his professional time to the business and affairs of the MGP’s other affiliates.

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

Code of Business Conduct and Ethics.  Because the partnership does not directly employ any persons, the MGP has determined that the Partnership will rely on a Code of business Conduct and Ethics adopted by Atlas America, Inc. and/or Atlas Energy Resources, LLC that applies to the principal executive officer, principal financial officer and principal accounting officer of the MGP, as well as to persons performing services for the managing general partner generally.  You may obtain a copy of this Code of Business Conduct and Ethics by a request to the MGP at Atlas Resources, LLC, Westpointe Corporate Center One, 1550 Coraopolis Heights Road, 2nd Floor, Moon Township, Pennsylvania 15108.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2007, we had 5,227.40 units outstanding.  No officer or director of our MGP owns any units.  Although, subject to certain conditions, investor partners may present their units to us beginning in 2010 for purchase, the MGP is not obligated by the Partnership agreement from purchasing more than 5% of our total outstanding units in any calendar year.

Organizational and Security Ownership of Beneficial Owners.  Atlas America owns approximately 49.4% of the limited liability company interest of Atlas Energy Resources, LLC which owns 100% of the limited liability company interests of Atlas Energy Operating Company, LLC, which owns 100% of the limited liability company interests of AIC, LLC, which owns 100% of the  limited liability company interest of the managing general partner.  The officers and directors of Atlas America and Atlas Energy Resources LLC are set forth below.  The direct of AIC, LLC are Jonathan Z. Cohen, Michael L. Staines, and Jeffrey Simmons.  The biographies of Messrs, Staines and Simmons are set forth above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Oil and Gas Revenues.  Our MGP is allocated 36.07% of our oil and gas revenues in return for its payment and/or contribution of services towards our syndication and offering costs equal to 12% of our subscriptions, its payment of 65.80% of the tangible costs of drilling and completing our wells and its contribution to us of all of our oil and gas leases.  These capital contributions from our MGP totaled $17,707,900.  During the years ended December 31, 2007 and 2006, our MGP received $3,827,200 and $3,333,300, respectively, from our net production revenues.

Leases.  Following the final closing date for the offering of our units to potential investors, which was November 21, 2005 our MGP contributed oil and gas leases to us covering 188 undeveloped prospects for the wells we drilled, and  received a credit to its capital account in the amount of $22,900 and $1,326,800 for the years ended December 31, 2007 and 2006, respectively.

Administrative Costs.  Our MGP and its affiliates receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which is proportionately reduced if we acquire less than 100% of the working interest in a well.  During the years ended December 31, 2007 and 2006, our MGP received $156,300 and $92,800, respectively, for its administrative costs.

Direct Costs.  Our MGP and its affiliates are reimbursed for all direct costs expended on our behalf. During the years ended December 31, 2007 and 2006, our MGP’s received $483,200 and $255,200, respectively, for direct costs.

Well Charges.  Our MGP, as operator, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $285 per well per month in 2007 and 2006 subject to an annual adjustment for inflation.  The well supervision fees are proportionately reduced to the extent we acquire less than 100% of the working interest in a well.  For the years ended December 31, 2007 and 2006, our MGP received $593,800 and $352,600, respectively, for well supervision fees.

Transportation Fees.  We pay gathering fees to our MGP at a competitive rate for each mcf of our natural gas transported.  Transportation rates range from $.29-$.35 per Mcf to 13% of the natural gas sales price. For the years ended December 31, 2007 and 2006, $1,644,500 and $1,042,800, respectively was paid to our MGP for gathering fees.  In turn, our MGP paid 100% of this amount to Atlas America, for the use of its gathering system in transporting a majority of our natural gas production.

Other Compensation.  For the years ended December 31, 2007 and 2006, our MGP did not advance any funds to us, or did they provide us with any equipment, supplies or other services.

ITEM 13.  EXHIBITS
EXHIBIT INDEX

	Description	Location

4(a)	Certificate of Limited Partnership for Atlas America Public #15-2005 (A) L.P.	Previously filed in our Form S-1 on August 9, 2005

4(b)	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #15-2005 (A) L.P.	Previously filed in our Form S-1 on August 9, 2005

4(c)	Drilling and Operating Agreement for Atlas America Public #15-2005 (A) L.P.	Previously filed in our Form S-1 on August 9, 2005

31.1	Rule 13a-14(a)/15(d) – 14 (a) Certification

31.2	Rule 13a-14(a)/15(d) – 14 (a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and 2006, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during such years were $32,500 and $14,300, respectively.

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

Atlas America Public #15-2005 (A) L.P.

Date: March 28, 2008	Atlas Resources, LLC, Managing General Partner

By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2008	By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: March 28, 2008	By: /s/ Frank P. Carolas
Frank P. Carolas, Executive Vice President – Land and Geology

Date: March 28, 2008	By: /s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President – Operations

Date: March 28, 2008	By: /s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer

Date: March 28, 2008	By: /s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.