Form 10-Q
period 2008-03-31
Atlas America Public #15-2005 (A) Program
filed 2008-05-13
CIK 1335236

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10 Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-127355

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(Name of small business issuer in its charter)

Delaware	20-3208344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Rd. 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code: (412) 262-2830

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.
See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange
Act (Check One) Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of March 31, 2008 and December 31, 2007	3

	Statements of Net Earnings for the Three Months ended March 31, 2008 and 2007	4

	Statement of Changes in Partners’ Capital for the Three Months ended March 31, 2008	5

	Statements of Cash Flows for the Three Months ended March 31, 2008 and 2007	6

	Notes to Financial Statements	7-15

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18

Item 4:	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	19

Item 6:	Exhibits	19

SIGNATURES		20

CERTIFICATIONS		21-24

PART I

ITEM 1.   FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$744,900	$750,600
Accounts receivable-affiliate	2,265,700	2,439,400
Short-term hedge receivable due from affiliate	8,800	894,500
Total current assets	3,019,400	4,084,500

Oil and gas properties, net	48,999,600	49,244,300
Long-term hedge receivable due from affiliate	70,600	133,800
	$52,089,600	$53,462,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$31,000	$34,900
Short-term hedge liability due to affiliate	1,699,500	21,200
Total current liabilities	1,730,500	56,100

Asset retirement obligation	1,438,300	1,417,000
Long-term hedge liability due to affiliate	1,889,600	1,343,900

Partners’ capital:
Managing general partner	11,121,600	10,428,600
Limited partners (5,227.40 units)	39,559,500	40,693,300
Accumulated other comprehensive loss	(3,649,900)	(476,300)
Total partners' capital	47,031,200	50,645,600
	$52,089,600	$53,462,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
REVENUES
Natural gas and oil	$2,738,300	$4,133,200
Interest income	1,900	8,100
Total revenues	2,740,200	4,141,300

COSTS AND EXPENSES
Production	618,800	711,600
Depletion	1,307,800	2,133,000
Accretion of asset retirement obligation	21,300	18,800
General and administrative	61,700	49,700
Total expenses	2,009,600	2,913,100
Net earnings	$730,600	$1,228,200

Allocation of net earnings:
Managing general partner	$517,500	$921,500
Limited partners	$213,100	$306,700
Net earnings per limited partnership unit	$41	$59

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED March 31, 2008
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Loss	Total

Balance at January 1, 2008	$10,428,600	$40,693,300	$(476,300)	$50,645,600

Participation in revenues and expenses:
Net production revenues	743,300	1,376,200	—	2,119,500
Interest income	600	1,300	—	1,900
Depletion	(197,300)	(1,110,500)	—	(1,307,800)
Accretion of asset retirement obligation	(7,500)	(13,800)	—	(21,300)
General and administrative	(21,600)	(40,100)	—	(61,700)
Net earnings	517,500	213,100	—	730,600

Other comprehensive loss	—	—	(3,173,600)	(3,173,600)

MGP adjusted asset contributions	935,400	—	—	935,400

Distributions to partners	(759,900)	(1,346,900)	—	(2,106,800)

Balance at March 31, 2008	$11,121,600	$39,559,500	$(3,649,900)	$47,031,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$730,600	$1,228,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,307,800	2,133,000
Non-cash (gain) loss on derivative value	(700)	55,100
Accretion of asset retirement obligation	21,300	18,800
(Decrease) increase in accounts receivable-affiliate	46,000	(1,269,800)
Decrease (increase) in accrued liabilities	(3,900)	3,100
Net cash provided by operating activities	2,101,100	2,168,400

Cash flows from financing activities:
Distributions to partners	(2,106,800)	(3,388,500)
Net cash used in financing activities	(2,106,800)	(3,388,500)

Net decrease in cash and cash equivalents	(5,700)	(1,220,100)
Cash and cash equivalents at beginning of period	750,600	1,238,300
Cash and cash equivalents at end of period	$744,900	$18,200

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible equipment	$192,600	$—
Lease costs	22,900	—
Intangible drilling costs	719,900	—
	$935,400	$—

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas America Public #15-2005 (A) L.P. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner ("MGP") and Operator, and 1,627 subscribers to units as Limited Partners. The Partnership was formed on July 25, 2005 to drill and operate gas wells located primarily in western Pennsylvania and Tennessee. The Partnership has no employees and relies on its MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), ("Atlas Energy"), for administrative services.

The financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2007.  The results of operations for the three months ended March 31, 2008 may not necessarily be indicative of the results of operations for the year ended December 31, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information.  Credit is extended on an unsecured basis to many of its energy customers. At March 31, 2008 and December 31, 2007, the Partnership's MGP's credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $1,469,700 at March 31, 2008 and $1,559,200 at December 31, 2007, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	March 31,	December 31,
	2008	2007
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,535,000	$1,512,100
Wells and related equipment	64,483,100	63,442,900
	66,018,100	64,955,000

Accumulated depletion of oil and gas properties	(17,018,500)	(15,710,700)
	$48,999,600	$49,244,300

Recently Issued Financial Accounting Standards

In March 2008, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

In April 2007, the FASB issued FASB Staff Position FIN 39-1 amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 was effective for the Partnership on January 1, 2008. The adoption of FSP FIN 39-1 did not have a material impact on the Partnership’s financial position or results of operations.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for the Partnership as of January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Partnership’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued Final FASB Staff Position, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. SFAS 157 was effective for the Partnership as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Partnership’s financial position or results of operations.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months ended March 31, 2008 and 2007 were $43,300 and $38,300, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $296 and $285 per well per month in 2008 and 2007, respectively, for operating and maintaining the wells.  Well supervision fees incurred for the three months ended March 31, 2008 and 2007 were $170,500 and $145,400, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are generally payable at 13% of the natural gas sales price.  Transportation fees incurred for the three months ended March 31, 2008 and 2007 were $361,300 and $458,500, respectively.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

•	Asset contributions from the MGP, which are disclosed on the Partnership's Statements of Cash Flows as a non-cash activity for the three months ended March 31, 2008, were $935,400.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

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

NOTE 4 – COMPREHENSIVE LOSS

Comprehensive loss includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income (loss)" and, for the Partnership, include changes in the fair value of unrealized hedging contracts related to commodity derivatives. Comprehensive loss for the Partnership is as follows for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007

Net earnings	$730,600	$1,228,200
Other comprehensive loss:
Unrealized holding loss on hedging contracts	(2,867,700)	(3,907,600)
Less: reclassification adjustment for gains realized in net earnings	(305,900)	(463,500)
Total other comprehensive loss	(3,173,600)	(4,371,100)
Comprehensive loss	$(2,443,000)	$(3,142,900)

NOTE 5 – DERIVATIVE INSTRUMENTS

The Partnership applies the provisions of SFAS 133, which requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Atlas Energy on behalf of the Partnership from time to time enters into natural gas and oil futures option and collar contracts to hedge exposure to changes in natural gas and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas and oil. Oil contracts are based on a West Texas Intermediate ("WTI") index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

At March 31, 2008, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 3,244,000 dekatherms (“Dth”) of gas, maturing through March 31, 2013, at an average settlement price of $8.29 per Dth. In addition, Atlas Energy had allocated oil futures contracts to the Partnership related to oil sales covering 15,000 barrels (“Bbls”) of oil, maturing through March 31, 2013 at an average settlement price of $99.43 per Bbl. At March 31, 2008, the Partnership reflected a net hedge liability on its Balance Sheets of $3,509,700.  Due to the impairment of the Partnership's oil and gas properties at December 31, 2006, a net offsetting unrealized gain of $330,800 was reclassified into earnings from accumulated other comprehensive loss.  At March 31, 2008, $140,200 of the prior year reclassification remains as an offset (reduction) to accumulated other comprehensive loss. Of the $3,649,900 net loss in accumulated other comprehensive loss at March 31, 2008, if the fair values of the instruments remain at current market values, the Partnership will reclassify $1,691,400 of net loss to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $1,958,500 of net losses in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes. The Partnership realized gains of $305,900 and $463,500 for the three month periods ended March 31, 2008 and 2007, respectively in oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months ended March 31, 2008 and 2007 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of March 31, 2008, Atlas Energy had allocated to the Partnership the following natural gas and oil hedge contracts:

Natural Gas Fixed Price Swaps

Production		Average	Fair Value
Period Ending	Volumes	Fixed Price	Asset/
December 31,	(MMbtu) (1)	(per MMbtu)	(Liability) (2)

2008	731,200	$8.81	$(1,051,900)
2009	904,100	8.42	(1,123,600)
2010	531,800	7.80	(610,700)
2011	265,900	7.51	(297,000)
2012	177,300	8.65	(5,100)
2013	44,300	8.73	(3,500)
			$(3,091,800)

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Natural Gas Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset/
December 31,	Type	(MMbtu) (1)	(per MMbtu)	(Liability) (2)

2008	Puts purchased	57,600	$7.50	$—
2008	Calls sold	57,600	9.40	(70,000)
2010	Puts purchased	141,800	7.75	—
2010	Calls sold	141,800	8.75	(101,200)
2011	Puts purchased	354,500	7.50	—
2011	Calls sold	354,500	8.45	(244,600)
2012	Puts purchased	35,500	7.00	—
2012	Calls sold	35,500	8.37	(31,200)
				$(447,000)

Crude Oil Fixed Price Swaps

Production		Average	Fair Value
Period Ending	Volumes	Fixed Price	Asset/
December 31,	(Bbl)	(per Bbl)	(Liability) (2)

2008	1,600	$103.25	$6,100
2009	1,800	99.03	5,800
2010	1,500	96.52	3,800
2011	1,200	95.79	2,500
2012	1,100	95.35	1,700
2013	300	95.35	500
			$20,400

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset/
December 31,	Type	(Bbl)	(per Bbl)	(Liability) (2)

2008	Puts purchased	1,500	$85.00	$800
2008	Calls sold	1,500	127.13	—
2009	Puts purchased	1,800	85.00	2,500
2009	Calls sold	1,800	118.63	—
2010	Puts purchased	1,500	85.00	2,200
2010	Calls sold	1,500	112.92	—
2011	Puts purchased	1,300	85.00	1,700
2011	Calls sold	1,300	110.81	—
2012	Puts purchased	1,100	85.00	1,200
2012	Calls sold	1,100	110.06	—
2013	Puts purchased	300	85.00	300
2013	Calls sold	300	110.09	—
				$8,700

			Total Net Liability	$(3,509,700)
______________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas and oil prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	March 31, 2008		December 31, 2007
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$79,400	$79,400	$1,028,300	$1,028,300
	$79,400	$79,400	$1,028,300	$1,028,300
Liabilities
Derivative instruments	$(3,589,100)	$(3,589,100)	$(1,365,100)	$(1,365,100)
	$(3,509,700)	$(3,509,700)	$(336,800)	$(336,800)

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Fair Value of Financial Instruments

The Partnership adopted the provisions of SFAS 157 at January 1, 2008. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1– Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2– Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3– Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The Partnership uses the fair value methodology outlined in SFAS 157 to value the assets and liabilities for its outstanding derivative contracts. All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at March 31, 2008.

	Fair Value Measurements at March 31, 2008 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$(3,509,700)	$—

Total	$—	$(3,509,700)	$—

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 6 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations and Financial Accounting Standards Board ("FASB"), Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2008	2007

Asset retirement obligation at beginning of period	$1,417,000	$1,253,200
Accretion expense	21,300	18,800
Asset retirement obligation at end of period	$1,438,300	$1,272,000

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

General

We were formed as a Delaware limited partnership on July 25, 2005, with Atlas Resources, Inc. as our Managing General Partner, or MGP, to drill natural gas development wells. Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources LLC, which became an indirect subsidiary of Atlas America, Inc. Atlas Resources, LLC now serves as our MGP. We have no employees and rely on our MGP for management, which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), or Atlas Energy, for administrative services.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Production revenues (in thousands):
Gas	$2,650	$4,075
Oil	$88	$58
Total	$2,738	$4,133

Production volumes:
Gas (mcf/day) (2)	3,257	5,163
Oil (bbls/day) (2)	13	12
Total (mcfe/day) (2)	3,335	5,235

Average sales prices:
Gas (per mcf) (1) (2)	$8.94	$8.77
Oil (per bbl) (2)	$76.60	$52.84

Average production costs:
As a percent of sales	23%	17%
Per mcfe (2)	$2.04	$1.51

Depletion per mcfe	$4.31	$4.53
_____________

(1)	The average sales price per mcf before the effects of hedging was $7.91 and $7.77 for the three months ended March 31, 2008 and 2007, respectively.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $2,649,800 and $4,075,400 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $1,425,600 (35%).  This decrease was due to a decrease in production volumes to 3,257 mcf per day for the three months ended March 31, 2008 from 5,163 mcf per day for the three months ended March 31, 2007, a decrease of 1,906 mcf per day (37%), partially offset by an increase in the average sales price we received for our natural gas to $8.94 for the three months ended March 31, 2008 as compared to $8.77 for the three months ended March 31, 2007, an increase of $.17 per mcf (2%).  The $1,425,600 decrease in gas revenue for the three months ended March 31, 2008 as compared to the prior year similar period was attributable to a $1,476,000 decrease in production volumes, partially offset by a $50,400 increase in natural gas sale prices, which are driven by market conditions. The overall decrease in gas production volumes for the three months ended March 31, 2008 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $88,500 and $57,800 for the three months ended March 31, 2008 and 2007, respectively, an increase of $30,700 (53%).  This increase was due to an increase in the average sales price we received for our oil to $76.60 for the three months ended March 31, 2008 as compared to $52.84 for the three months ended March 31, 2007, an increase of $23.76 per bbl (45%) and an increase in production volumes to 13 bbl per day for the three months ended March 31, 2008 from 12 bbl per day for the three months ended March 31, 2007, an increase of 1 bbl per day (8%).  The $30,700 increase in oil revenue for the three months ended March 31, 2008 as compared to the prior year similar period was attributable to a $27,500 increase in oil prices and a $3,200 increase in production volumes.

Expenses.  Production expenses were $618,800 and $711,600 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $92,800 (13%). This decrease was primarily due to lower variable expenses which are affected by a decrease in production volumes.

Depletion of oil and gas properties as a percentage of oil and gas revenues for the three months ended March 31, 2008 and 2007 were 48% and 52%, respectively. This percentage change is directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended March 31, 2008 and 2007 were $61,700 and $49,700, respectively, an increase of $12,000 (24%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  This increase was primarily due to higher administrative fees and higher audit and tax fees as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $67,300 in the three months ended March 31, 2008 to $2,101,100 as compared to $2,168,400 for the three months ended March 31, 2007. This decrease was due to a decrease in net earnings before depletion and accretion of $1,320,300, a decrease of a net non-cash loss on derivative values of $55,800 offset by a decrease in accounts receivable-affiliate of $1,315,800.

Cash used in financing activities decreased $1,281,700 during the three months ended March 31, 2008 to $2,106,800 from $3,388,500 for the three months ended March 31, 2007. This decrease was due to lower distributions as a result of a decrease in net cash flows.

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

Recently Issued Financial Accounting Standards

In March 2008, the Financial Accounting Standards Board or FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities or SFAS 161, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. We are currently evaluating whether the adoption of SFAS 161 will have an impact on our financial position or results of operations.

In April 2007, the FASB issued FASB Staff Position FIN 39-1 amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, or FSP FIN 39-1. FSP FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 was effective for us on January 1, 2008. The adoption of FSP FIN 39-1 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for us as of January 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued Final FASB Staff Position, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. SFAS 157 was effective for us as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial position or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Managing General Partner (MGP) is not aware of any legal proceedings filed against the Partnership.

Affiliates to the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP's financial condition or results of operations.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #15-2005 (A) L.P. (1)
10.1	Drilling and Operating Agreement for Atlas America Public #15-2005 (A) L.P. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

(1)	Filed on August 9, 2005 in the Form S-1 Registration Statement dated August 9, 2005, File No. 333-127355.

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #15-2005 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: May 13, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: May 13, 2008	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: May 13, 2008	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer