Form 10-Q
period 2008-06-30
Atlas America Public #15-2005 (A) Program
filed 2008-08-12
CIK 1335236

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2008 and December 31, 2007	3

	Statements of Net Earnings for the Three Months and Six Months ended June 30, 2008 and 2007	4

	Statement of Changes in Partners’ Capital for the Six Months ended June 30, 2008	5

	Statements of Cash Flows for the Six Months ended June 30, 2008 and 2007	6

	Notes to Financial Statements	7-15

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 4:	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	19

Item 6:	Exhibits	20

SIGNATURES		21

CERTIFICATIONS		22-25

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$637,800	$750,600
Accounts receivable-affiliate	2,030,200	2,439,400
Short-term hedge receivable due from affiliate	—	894,500
Total current assets	2,668,000	4,084,500

Oil and gas properties, net	47,953,600	49,244,300
Long-term hedge receivable due from affiliate	—	133,800
	$50,621,600	$53,462,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$21,000	$34,900
Short-term hedge liability due to affiliate	2,830,000	21,200
Total current liabilities	2,851,000	56,100

Asset retirement obligation	1,459,500	1,417,000
Long-term hedge liability due to affiliate	4,090,600	1,343,900

Partners’ capital:
Managing general partner	11,036,400	10,428,600
Limited partners (5,227.40 units)	38,208,800	40,693,300
Accumulated other comprehensive loss	(7,024,700)	(476,300)
Total partners' capital	42,220,500	50,645,600
	$50,621,600	$53,462,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES
Natural gas and oil	$2,359,700	$3,285,900	$5,098,000	$7,419,100
Interest income	800	8,000	2,700	16,100
Total revenues	2,360,500	3,293,900	5,100,700	7,435,200

COSTS AND EXPENSES
Production	541,100	703,100	1,159,900	1,414,700
Depletion	1,072,800	1,703,300	2,380,600	3,836,300
Accretion of asset retirement obligation	21,200	18,800	42,500	37,600
General and administrative	69,300	58,300	131,000	108,000
Total expenses	1,704,400	2,483,500	3,714,000	5,396,600
Net earnings	$656,100	$810,400	$1,386,700	$2,038,600

Allocation of net earnings:
Managing general partner	$443,800	$645,500	$961,300	$1,567,000
Limited partners	$212,300	$164,900	$425,400	$471,600
Net earnings per limited partnership unit	$40	$31	$81	$90

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED June 30, 2008
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Loss	Total

Balance at January 1, 2008	$10,428,600	$40,693,300	$(476,300)	$50,645,600

Participation in revenues and expenses:
Net production revenues	1,381,100	2,557,000	—	3,938,100
Interest income	900	1,800	—	2,700
Depletion	(359,900)	(2,020,700)	—	(2,380,600)
Accretion of asset retirement obligation	(14,900)	(27,600)	—	(42,500)
General and administrative	(45,900)	(85,100)	—	(131,000)
Net earnings	961,300	425,400	—	1,386,700

Other comprehensive loss	—	—	(6,548,400)	(6,548,400)

Asset contributions	962,100	—	—	962,100

Distributions to partners	(1,315,600)	(2,909,900)	—	(4,225,500)

Balance at June 30, 2008	$11,036,400	$38,208,800	$(7,024,700)	$42,220,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$1,386,700	$2,038,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	2,380,600	3,836,300
Non-cash loss on derivative value	35,400	115,700
Accretion of asset retirement obligation	42,500	37,600
Decrease in accounts receivable-affiliate	281,400	438,600
Decrease in accrued liabilities	(13,900)	(11,800)
Net cash provided by operating activities	4,112,700	6,455,000

Cash flows from financing activities:
Return of initial capital contribution to MGP	—	(100)
Distributions to partners	(4,225,500)	(6,674,500)
Net cash used in financing activities	(4,225,500)	(6,674,600)

Net decrease in cash and cash equivalents	(112,800)	(219,600)
Cash and cash equivalents at beginning of period	750,600	1,238,300
Cash and cash equivalents at end of period	$637,800	$1,018,700

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by (returned to) managing general partner:
Tangible equipment	$196,600	$(160,600)
Lease costs	22,900	—
Intangible drilling costs	742,600	647,400
	$962,100	$486,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
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

The financial statements as of June 30, 2008 and for the three months and six months ended June 30, 2008 and 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2007.  The results of operations for the three months and six months ended June 30, 2008 may not necessarily be indicative of the results of operations for the year ended December 31, 2008.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information.  Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2008 and December 31, 2007, the Partnership's MGP's credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $1,399,400 at June 30, 2008 and $1,559,200 at December 31, 2007, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

Oil and gas properties are stated at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2008	2007
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,535,000	$1,512,100
Wells and related equipment	64,509,900	63,442,900
	66,044,900	64,955,000

Accumulated depletion	(18,091,300)	(15,710,700)
	$47,953,600	$49,244,300

Recently Issued Financial Accounting Standards

In May 2008, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Policies" ("SFAS 162"), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on the Partnership's financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for the Partnership as of January 1, 2008. The Partnership adopted SFAS 159 at January 1, 2008, and has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact the Partnership’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued final FASB Staff Position 157-2, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Partnership adopted SFAS 157 as of January 1, 2008 with respect to its commodity and interest rate swap derivative instruments which are measured at fair value within its financial statements. See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to the Partnership’s fair value measurements.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and six months ended June 30, 2008 were $39,700 and $83,000, respectively. Administrative costs incurred for the three months and six months ended June 30, 2007 were $39,200 and $77,500, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $296 and $285 per well per month in 2008 and 2007, respectively, for operating and maintaining the wells.  Well supervision fees incurred for the three months and six months ended June 30, 2008 were $156,900 and $327,400, respectively. Well supervision fees incurred for the three months and six months ended June 30, 2007 were $149,200 and $294,600, respectively.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are generally payable at 13% of the natural gas sales price.  Transportation fees incurred for the three months and six months ended June 30, 2008 were $306,900 and $668,200, respectively. Transportation fees incurred for the three months and six months ended June 30, 2007 were $463,500 and $922,000, respectively.

•
Asset contributions from the MGP, which are disclosed on the Partnership's Statements of Cash Flows as a non-cash activity for the six months ended June 30, 2008 and 2007, were $962,100 and $486,800, respectively.

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

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income (loss)" and, for the Partnership, include changes in the fair value of unrealized hedging contracts related to commodity derivatives. Comprehensive income (loss) for the Partnership is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net earnings	$656,100	$810,400	$1,386,700	$2,038,600
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	(3,435,800)	664,800	(6,303,500)	(3,242,800)
Less: reclassification adjustment for (gains) losses realized in net earnings	61,000	(363,400)	(244,900)	(826,900)
Total other comprehensive income (loss)	(3,374,800)	301,400	(6,548,400)	(4,069,700)
Comprehensive income(loss)	$(2,718,700)	$1,111,800	$(5,161,700)	$(2,031,100)

NOTE 5 - DERIVATIVE INSTRUMENTS

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

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Atlas Energy on behalf of the Partnership from time to time enters into natural gas and oil futures option and collar contracts to achieve more predictable cash flows by hedging its exposure to changes in natural gas and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Oil contracts are based on a West Texas Intermediate ("WTI") index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

At June 30, 2008, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 2,075,300 dekatherms (“Dth”) of gas, maturing through June 30, 2013, at an average settlement price of $8.32 per Dth. In addition, Atlas Energy had allocated oil futures contracts to the Partnership related to oil sales covering 4,100 barrels (“Bbls”) of oil, maturing through June 30, 2013 at an average settlement price of $99.41 per Bbl. At June 30, 2008, the Partnership reflected a net hedge liability on its Balance Sheets of $6,920,600. Due to the impairment of the Partnership's oil and gas properties at December 31, 2006, a net offsetting unrealized gain of $330,800 was reclassified into earnings from accumulated other comprehensive loss.  At June 30, 2008, $104,100 of the reclassification remains as an offset (reduction) to accumulated other comprehensive loss. Of the $7,024,700 net loss in accumulated other comprehensive loss at June 30, 2008, if the fair values of the instruments remain at current market values, the Partnership will reclassify $2,894,000 of net loss to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $4,130,700 of net losses in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes. The Partnership realized a loss of $61,000 and a gain of $363,400 for the three month periods ended June 30, 2008 and 2007, respectively; and gains of $244,900 and $826,900 for the six month periods ended June 30, 2008 and 2007, respectively in oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months and six months ended June 30, 2008 and 2007 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of June 30, 2008, Atlas Energy had allocated to the Partnership the following natural gas and oil hedge volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu)	Liability (2)

2008	317,100	$8.77	$(1,485,100)
2009	605,300	8.54	(2,282,500)
2010	422,600	8.11	(1,229,600)
2011	299,500	7.90	(780,200)
2012	221,200	8.20	(501,000)
2013	24,000	8.73	(43,300)
			$(6,321,700)

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu) (1)	(per MMbtu)	Liability (2)

2008	Puts purchased	12,500	$7.50	$—
2008	Calls sold	12,500	9.40	(51,200)
2010	Puts purchased	46,200	7.75	—
2010	Calls sold	46,200	8.75	(117,600)
2011	Puts purchased	115,400	7.50	—
2011	Calls sold	115,400	8.45	(265,100)
2012	Puts purchased	11,500	7.00	—
2012	Calls sold	11,500	8.37	(27,000)
				$(460,900)

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)	(per Bbl)	Liability (3)

2008	500	$104.24	$(16,800)
2009	600	99.92	(25,400)
2010	500	97.31	(20,400)
2011	400	96.43	(15,900)
2012	400	96.00	(12,400)
2013	100	95.95	(3,200)
			$(94,100)

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)	(per Bbl)	Liability (3)

2008	Puts purchased	300	$85.00	$—
2008	Calls sold	300	127.00	(3,900)
2009	Puts purchased	400	85.00	—
2009	Calls sold	400	118.63	(11,600)
2010	Puts purchased	300	85.00	—
2010	Calls sold	300	112.92	(10,600)
2011	Puts purchased	300	85.00	—
2011	Calls sold	300	110.81	(9,000)
2012	Puts purchased	200	85.00	—
2012	Calls sold	200	110.06	(6,900)
2013	Puts purchased	100	85.00	—
2013	Calls sold	100	110.09	(1,900)
				$(43,900)

			Total Net Liability	$(6,920,600)
______________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

The fair value of the derivatives is included on the Partnership's Balance Sheets as follows:

	June 30,	December 31,
	2008	2007
Short-term hedge receivable due from affiliate	$—	$894,500
Long-term hedge receivable due from affiliate	—	133,800
Short-term hedge liability due to affiliate	(2,830,000)	(21,200)
Long-term hedge liability due to affiliate	(4,090,600)	(1,343,900)
	$(6,920,600)	$(336,800)

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

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

The Partnership uses the fair value methodology outlined in SFAS 157 to value the assets and liabilities for its outstanding derivative contracts. All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at June 30, 2008.

	Fair Value Measurements at June 30, 2008 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$(6,920,600)	$—

Total	$—	$(6,920,600)	$—

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 6 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") and FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Asset retirement obligation at beginning of period	$1,438,300	$1,272,000	$1,417,000	$1,253,200
Accretion expense	21,200	18,800	42,500	37,600
Asset retirement obligation at end of period	$1,459,500	$1,290,800	$1,459,500	$1,290,800

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Production revenues (in thousands):
Gas	$2,292	$3,253	$4,942	$7,329
Oil	$68	$33	$156	$90
Total	$2,360	$3,286	$5,098	$7,419

Production volumes:
Gas (mcf/day) (3)	2,691	4,020	2,974	4,588
Oil (bbls/day) (3)	8	6	10	9
Total (mcfe/day) (3)	2,739	4,056	3,034	4,642

Average sales prices:
Gas (per mcf) (1) (3)	$9.36	$8.89	$9.13	$8.83
Oil (per bbl) (2) (3)	$92.70	$59.16	$82.81	$54.95

Average production costs:
As a percent of revenues	23%	21%	23%	19%
Per mcfe (3)	$2.17	$1.91	$2.10	$1.68

Depletion per mcfe	$4.30	$4.61	$4.31	$4.57
_____________

(1)
The average sales price per mcf before the effects of hedging was $9.61 and $7.90 for the three months ended June 30, 2008 and 2007, respectively; and $8.68 and $7.83 for the six months ended June 30, 2008 and 2007, respectively.

(2)	The average sales price per bbl before the effects of hedging was $93.50 and $83.12 for the three months and six months ended June 30, 2008, respectively. There was no oil hedging in 2007.
(3)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $2,292,300 and $3,253,500 for the three months ended June 30, 2008 and 2007, respectively, a decrease of $961,200 (30%).  This decrease was due to a decrease in production volumes to 2,691 mcf per day for the three months ended June 30, 2008 from 4,020 mcf per day for the three months ended June 30, 2007, a decrease of 1,329 mcf per day (33%), partially offset by an increase in the average sales price we received for our natural gas $9.36 for the three months ended June 30, 2008 as compared to $8.89 for the three months ended June 30, 2007, an increase of $.47 per mcf (5%).  The $961,200 decrease in natural gas revenues for the three months ended June 30, 2008 as compared to the prior year similar period was attributable to a $1,075,500 decrease in production volumes, partially offset by an $114,300 increase in natural gas sale prices, which are driven by market conditions. The overall decrease in natural gas production volumes for the three months ended June 30, 2008 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $4,942,100 and $7,328,900 for the six months ended June 30, 2008 and 2007, respectively, a decrease of $2,386,800 (33%).  This decrease was due to a decrease in production volumes to 2,974 mcf per day for the six months ended June 30, 2008 from 4,588 mcf per day for the six months ended June 30, 2007, a decrease of 1,614 mcf per day (35%), partially offset by an increase in the average sales price we received for our natural gas $9.13 for the six months ended June 30, 2008 as compared to $8.83 for the six months ended June 30, 2007, an increase of $.30 per mcf (3%). The $2,386,800 decrease in natural gas revenues for the six months ended June 30, 2008 as compared to the prior year similar period was attributable to a $2,552,300 decrease in production volumes, partially offset by a $165,500 increase in natural gas sale prices, which are driven by market conditions. The overall decrease in natural gas production volumes for the six months ended June 30, 2008 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $67,400 and $32,400 for the three months ended June 30, 2008 and 2007, respectively, an increase of $35,000 (108%).  This increase was due to an increase in the average sales price we received for our oil $92.70 for the three months ended June 30, 2008 as compared to $59.16 for the three months ended June 30, 2007, an increase of $33.54 per bbl (57%) and an increase in production volumes to 8 bbl per day for the three months ended June 30, 2008 from 6 bbl per day for the three months ended June 30, 2007, an increase of 2 bbl per day (33%).  The $35,000 increase in oil revenues for the three months ended June 30, 2008 as compared to the prior year similar period was attributable to a $24,400 increase in oil prices and a $10,600 increase in production volumes.

Our oil revenues were $155,900 and $90,200 for the six months ended June 30, 2008 and 2007, respectively, an increase of $65,700 (73%).  This increase was due to an increase in the average sales price we received for our oil $82.81 for the six months ended June 30, 2008 as compared to $54.95 for the six months ended June 30, 2007, an increase of $27.86 per bbl (51%) and an increase in production volumes to 10 bbl per day for the six months ended June 30, 2008 from 9 bbl per day for the six months ended June 30, 2007, an increase of 1 bbl per day (11%). The $65,700 increase in oil revenues for the six months ended June 30, 2008 as compared to the prior year similar period was attributable to a $52,500 increase in oil prices and a $13,200 increase in production volumes.

Expenses.  Production expenses were $541,100 and $703,100 for the three months ended June 30, 2008 and 2007, respectively, a decrease of $162,000 (23%). Production expenses were $1,159,900 and $1,414,700 for the six months ended June 30, 2008 and 2007, respectively, a decrease of $254,800 (18%). These decreases were primarily due to lower transportation and other variable expenses which are affected by a decrease in production volumes.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 45% and 52% in the three months ended June 30, 2008 and 2007, respectively; and 47% and 52% for the six months ended June 30, 2008 and 2007, respectively. These percentage changes were directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2008 and 2007 were $69,300 and $58,300, respectively, an increase of $11,000 (19%). For the six months ended June 30, 2008 and 2007 these expenses were $131,000 and $108,000, respectively, an increase of $23,000 (21%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  These increases were primarily due to higher third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $2,342,300 in the six months ended June 30, 2008 to $4,112,700 as compared to $6,455,000 for the six months ended June 30, 2007. This decrease was due to a decrease in net earnings before depletion and accretion of $2,102,700 and a decrease of a net non-cash loss on derivative values of $80,300. In addition the change in accounts receivable-affiliate decreased operating cash flows by $157,200 in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Cash used in financing activities decreased $2,449,100 during the six months ended June 30, 2008 to $4,225,500 from $6,674,600 for the six months ended June 30, 2007. This decrease was due to lower distributions.

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

Recently Issued Financial Accounting Standards

In May 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, No. 162, The Hierarchy of Generally Accepted Accounting Policies, or SFAS 162, which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. We are currently evaluating whether the adoption of SFAS 161 will have an impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for us as of January 1, 2008. We adopted SFAS 159 at January 1, 2008, and have elected not to apply the fair value option to any of our financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued final FASB Staff Position 157-2, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. We adopted SFAS 157 as of January 1, 2008 with respect to its commodity and interest rate swap derivative instruments which are measured at fair value within our financial statements. See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to our fair value measurements.

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

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Public #15-2005 (A) L.P. (1)
10.1	Drilling and Operating Agreement for Atlas America Public #15-2005 (A) L.P. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
____________

(1)	Filed on August 9, 2005 in the Form S-1 Registration Statement dated August 9, 2005, File No. 333-127355

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #15-2005 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 12, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 12, 2008	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 12, 2008	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer