Form 10-Q
period 2010-03-31
Atlas America Public #15-2005 (A) Program
filed 2010-05-17
CIK 1335236

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51944
ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3208344 (I.R.S. Employer Identification No.)

Westpointe Corporate Center One 1550 Coraopolis Heights Rd. 2nd Floor Moon Township, PA (Address of principal executive offices)	15108 (zip code)
Issuer’s telephone number, including area code: (412) 262-2830
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Balance Sheets as of March 31, 2010 and December 31, 2009	3

Statements of Operations for the Three Months ended March 31, 2010 and 2009	4

Statement of Changes in Partners’ Capital for the Three Months ended March 31, 2010	5

Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009	6

Notes to Financial Statements	7-16

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-19

Item 4: Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	20

Item 6: Exhibits	20

SIGNATURES	21

CERTIFICATIONS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$188,900	$161,500
Accounts receivable-affiliate	767,800	754,000
Short-term hedge receivable due from affiliate	823,000	508,000

Total current assets	1,779,700	1,423,500

Oil and gas properties, net	16,436,600	17,108,600
Long-term hedge receivable due from affiliate	746,700	417,700

	$18,963,000	$18,949,800

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$51,900	$60,200
Short-term hedge liability due to affiliate	5,100	6,100

Total current liabilities	57,000	66,300

Asset retirement obligation	1,990,400	1,961,000
Long-term hedge liability due to affiliate	154,200	64,400

Partners’ capital:
Managing general partner	4,370,800	4,575,900
Limited partners (5,227.40 units)	11,840,100	12,378,400
Accumulated other comprehensive income (loss)	550,500	(96,200)

Total partners’ capital	16,761,400	16,858,100

	$18,963,000	$18,949,800

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUES
Natural gas and oil	$873,400	$932,100
Interest income	100	200

Total revenues	873,500	932,300

COSTS AND EXPENSES
Production	339,500	388,200
Depletion	672,000	333,400
Accretion of asset retirement obligation	29,400	24,900
General and administrative	58,500	55,900

Total expenses	1,099,400	802,400

Net (loss) earnings	$(225,900)	$129,900

Allocation of net (loss) earnings:
Managing general partner	$33,300	$104,900

Limited partners	$(259,200)	$25,000

Net (loss) earnings per limited partnership unit	$(50)	$5

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED
March 31, 2010
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	(Loss) Income	Total

Balance at January 1, 2010	$4,575,900	$12,378,400	$(96,200)	$16,858,100

Participation in revenues and expenses:
Net production revenues	178,900	355,000	—	533,900
Interest income	—	100	—	100
Depletion	(116,200)	(555,800)	—	(672,000)
Accretion of asset retirement obligation	(9,800)	(19,600)	—	(29,400)
General and administrative	(19,600)	(38,900)	—	(58,500)

Net earnings (loss)	33,300	(259,200)	—	(225,900)

Subordination	(93,200)	93,200	—	—

Other comprehensive income	—	—	646,700	646,700

Distributions to partners	(145,200)	(372,300)	—	(517,500)

Balance at March 31, 2010	$4,370,800	$11,840,100	$550,500	$16,761,400

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) earnings	$(225,900)	$129,900
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depletion	672,000	333,400
Non-cash loss on derivative value	91,500	433,000
Accretion of asset retirement obligation	29,400	24,900
Increase in accounts receivable-affiliate	(13,800)	(18,400)
Decrease in accrued liabilities	(8,300)	(5,600)

Net cash provided by operating activities	544,900	897,200

Cash flows from financing activities:
Distributions to partners	(517,500)	(1,361,700)

Net cash used in financing activities	(517,500)	(1,361,700)

Net increase (decrease) in cash and cash equivalents	27,400	(464,500)
Cash and cash equivalents at beginning of period	161,500	464,500

Cash and cash equivalents at end of period	$188,900	$—

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Atlas America Public #15-2005 (A) L.P. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner (“MGP”) and Operator, and 1,637 subscribers to units as Limited Partners. The Partnership was formed on July 25, 2005 to drill and operate gas wells located primarily in western Pennsylvania and Tennessee.
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
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2009, is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 may not necessarily be indicative of the results of operation for the year ended December 31, 2010.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”).
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. The Partnership’s financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, asset impairments, fair value of derivative instruments and the probability of forecasted transactions. Actual results could differ from those estimates.
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three months ended March 31, 2010 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the Partnership’s MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At March 31, 2010 and December 31, 2009, the Partnership’s MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.
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
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership records and estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at March 31, 2010 and December 31, 2009 of $540,200 and $534,000, respectively, which are included in accounts receivable-affiliate within the Partnership’s Balance Sheets.
Impairment of Long-Lived Assets
The Partnership reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value if such carrying amount exceeds the fair value.
The review of the Partnership’s oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon current contracts in place, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Impairment of Long-Lived Assets (Continued)
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
Working Interest
The Partnership agreement establishes that revenues and expenses will be allocated to the MGP and limited partners based on their ratio of capital contributions to total contributions, (“the working interest”). The MGP is also provided an additional working interest of 7% as provided in the Partnership Agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined, and any previously allocated revenues and expenses based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership.
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

	March 31,	December 31,
	2010	2009
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,526,600	$1,526,600
Wells and related equipment	64,512,600	64,512,600

	66,039,200	66,039,200

Accumulated depletion	(49,602,600)	(48,930,600)

	$16,436,600	$17,108,600

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Oil and Gas Properties (Continued)
The Partnership’s long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows. There was no impairment charges recognized for the three month periods ending March 31, 2010 and 2009.
Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. Upon the sale of an entire interest where the property had been assessed for impairment, a gain or loss is recognized in the Statement of Operations.
Recently Adopted Accounting Standards
In January 2010, the FASB issued Accounting Standards Update 2010-02, “Fair Value Measurement and Disclosures (Topic (820) — Improving Disclosures about Fair Value Measurement” (“Update 2010-06”). Update 2010-06 clarifies and requires new disclosures about the transfer of amounts between Level 1 and Level 2, as well as significant transfers in and out of Level 3. In addition, for Level 2 and Level 3 measurements, Update 2010-06 requires additional disclosure about the valuation technique used or any changes in technique. Update 2010-06 also clarifies that entities must disclose fair value measurements by classes of assets and liabilities, based on the nature and risks of the assets and liabilities. The requirements of Update 2010-06 are effective at the start of a reporting entity’s first fiscal year beginning after December 15, 2009 (January 1, 2010 for the Partnership). The Partnership applied the requirements of Update 2010-06 upon its adoption on January 1, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.
NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES
The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:
•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2010 and 2009 were $38,000 and $39,600, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $296 per well per month in 2010 and 2009, respectively, for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2010 and 2009 were $150,100 and $156,300, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months ended March 31, 2010 and 2009 were $118,600 and $163,600, respectively.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s Balance Sheets represents the net production revenues due from the MGP.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)
Subordination by Managing General Partner
Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the investor partners (August 2006) and expiring 60 months from that date. For the three months ended March 31, 2010, the MGP was required to subordinate $93,200 of its net production of $186,400. Therefore MGP capital was decreased and the limited partners capital was increased by $93,200 as shown on the Statement of Changes in Partners’ Capital for the three months ended March 31, 2010.
NOTE 4 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States, have not been recognized in the calculation of net income. These changes, other than net loss, are referred to as “other comprehensive income (loss)” and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedge. A reconciliation of the Partnership’s comprehensive income (loss) for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2010	2009

Net (loss) earnings	$(225,900)	$129,900
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	772,000	(372,600)
Less: reclassification adjustment for (gains) losses realized in net earnings	(125,300)	106,100

Total other comprehensive income (loss)	646,700	(266,500)

Comprehensive income (loss)	$420,800	$(136,600)

NOTE 5 — DERIVATIVE INSTRUMENTS
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

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
The MGP formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity derivative contracts to the forecasted transactions. The MGP assesses, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the MGP through the utilization of market data, will be recognized immediately in the Partnership’s Statements of Operations. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income and will reclassify commodity derivatives to gas and oil production revenues in the Partnership’s Statements of Operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within gain (loss) on mark-to-market derivatives in its Statements of Operations as they occur. The following table summarizes the fair value of derivative instruments as of March 31, 2010 and December 31, 2009, as well as the gain or loss on the derivative instruments as of March 31, 2010 and 2009, respectively.
Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
Cash Flow	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
Hedging Relationships	Location	2010	2009	Location	2010	2009

Commodity contracts:	Current assets	$823,000	$508,000	Current liabilities	$(5,100)	$(6,100)
	Long-term assets	746,700	417,700	Long-term liabilities	(154,200)	(64,400)

Total derivatives		$1,569,700	$925,700		$(159,300)	$(70,500)

Effects of Derivative Instruments on Statements of Operations:

	Gain/(Loss)			Gain/(Loss)
	Recognized in OCI on Derivative			Reclassified from OCI into Income
	(Effective Portion)		Location of Gain/(Loss)	(Effective Portion)
Derivatives in	Three Months Ended		Reclassified from Accumulated	Three Months Ended
Cash Flow	March 31,	March 31,	OCI into Income	March 31,	March 31,
Hedging Relationship	2010	2009	(Effective Portion)	2010	2009

Commodity contracts	$772,000	$(372,600)	Natural gas and oil revenue	$125,300	$(106,100)

At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures, options contracts, and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
At March 31, 2010, the Partnership reflected a net hedge asset on our Balance Sheets of $1,410,400, however unrealized gain of $859,900 recognized in income results in a net accumulated other comprehensive income balance of $550,500. The unrealized gain of $859,900 is comprised of $849,300 and $10,600 from 2008 and 2006 impairments, respectively. Of the remaining $550,500 net unrealized gain in accumulated other comprehensive income at March 31, 2010, if the fair values of the instruments remain at current market values, the Partnership will reclassify $411,100 of net gains to its Statements of Operations over the next twelve month period as these contracts settle, and $139,400 of net gains in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Operations while the hedge contract is open and may increase or decrease until settlement of the contract.
As of March 31, 2010, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:
Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu)(1)	(per MMbtu)(1)	Asset(2)

2010	212,000	$7.35	$648,800
2011	158,100	6.69	266,500
2012	114,000	6.85	169,900
2013	71,300	6.82	63,100

			$1,148,300

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu)(1)	(per MMbtu)(1)	Asset(2)

2010	Puts purchased	14,900	$7.84	$61,500
2010	Calls sold	14,900	9.01	—
2011	Puts purchased	79,700	6.20	121,900
2011	Calls sold	79,700	7.28	—
2012	Puts purchased	50,000	6.22	42,800
2012	Calls sold	50,000	7.31	—
2013	Puts purchased	60,500	6.23	31,100
2013	Calls sold	60,500	7.39	—

				$257,300

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)(1)	(per Bbl)(1)	Asset(3)

2010	200	$97.22	$3,000
2011	200	77.46	500
2012	200	76.86	200
2013	100	77.36	100

			$3,800

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)(1)	(per Bbl)(1)	Asset(3)

2010	Puts purchased	100	$85.00	$700
2010	Calls sold	100	112.55	—
2011	Puts purchased	200	67.22	100
2011	Calls sold	200	89.44	—
2012	Puts purchased	100	65.51	100
2012	Calls sold	100	91.45	—
2013	Puts purchased	50	65.36	100
2013	Calls sold	50	93.44	—

				$1,000

Total Net Asset				$1,410,400

(1)	MMBTU represents million British Thermal Units. Bbl represents barrels.

(2)	Fair value based on forward NYMEX natural gas prices as applicable.

(3)	Fair value based on forward WTI crude oil prices as applicable.
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
Assets and Liabilities measured at Fair Value on a Recurring Basis
The Partnership uses a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 5). The Partnership’s derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. Assets and Liabilities measured at fair value at March 31, 2010 and December 31, 2009 were as follows.

	March 31, 2010		December 31, 2009
	Level 2	Total	Level 2	Total

Commodity-based derivatives	$1,410,400	$1,410,400	$855,200	$855,200

Total	$1,410,400	$1,410,400	$855,200	$855,200

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Partnership estimates the fair value of asset retirement obligations, using Level 3 inputs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amount and timing of settlements; the risk-free rate of the Partnership; and estimated inflation rates (see Note 7).
The Partnership’s long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value exceeds such undiscounted cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets.
NOTE 7 — ASSET RETIREMENT OBLIGATION
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

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 7 — ASSET RETIREMENT OBLIGATION (Continued)
A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2010	2009

Asset retirement obligation at beginning of period	$1,961,000	$1,659,400
Accretion expense	29,400	24,900

Asset retirement obligation at end of period	$1,990,400	$1,684,300

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)
Forward-Looking Statements
When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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
Our wells are currently producing natural gas and oil which are our only products. Most of our gas is gathered and delivered to market through Laurel Mountain Midstream, LLC’s gas gathering system, a newly formed joint-venture between Atlas Energy, Inc.’s affiliate Atlas Pipeline Partners L.P. (NYSE: APL) and The Williams Companies Inc. (NYSE: WMB). We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.

Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Production revenues (in thousands):
Gas	$850	$915
Oil	23	17

Total	$873	$932

Production volumes:
Gas (mcf/day) (1)	1,560	1,577
Oil (bbls/day) (1)	4	5

Total (mcfe/day) (1)	1,584	1,607

Average sales prices: (2)
Gas (per mcf) (1) (3)	$6.68	$9.43
Oil (per bbl) (1) (4)	$70.20	$59.77

Average production costs:
As a percent of revenues	39%	42%
Per mcfe (1)	$2.38	$2.69

Depletion per mcfe	$4.71	$2.31

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

(2)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.

(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $87,500 and $423,800 for the three months ended March 31, 2010 and 2009, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

(4)
Average oil prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $3,900 and $9,200 for the three months ended March 31, 2010 and 2009, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $849,800 and $915,100 for the three months ended March 31, 2010 and 2009, respectively, a decrease of $65,300 (7%). The $65,300 decrease in natural gas revenues for the three months ended March 31, 2010 as compared to the prior year period was attributable to a $10,000 decrease in production volumes and a $55,300 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions. Our production volumes decreased to 1,560 mcf per day for the three months ended March 31, 2010 from 1,577 mcf per day for the three months ended March 31, 2009, a decrease of 17 mcf per day (1%). The overall decrease in natural gas production volumes for the three months ended March 31, 2010 resulted primarily from the normal decline inherit in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $23,600 and $17,000 for the three months ended March 31, 2010 and 2009, respectively, an increase of $6,600 (39%). The $6,600 increase in oil revenues for the three months ended March 31, 2010 as compared to the prior year similar period was attributable to a $8,400 increase in oil prices after the effect of financial hedges, partially offset by a $1,800 decrease in production volumes. Our production volumes decreased to 4 bbls per day for the three months ended March 31, 2010 from 5 bbls per day for the three months ended March 31, 2009, a decrease of 1 bbl per day (20%).
Expenses. Production expenses were $339,500 and $388,200 for the three months ended March 31, 2010 and 2009, respectively, a decrease of $48,700 (13%). This decreases for the three months ended March 31, 2010 was primarily due to lower transportation and other variable expenses which are affected by a decrease in production volumes.
Depletion of oil and gas properties as a percentage of oil and gas revenues were 77% and 36% in the three months ended March 31, 2010 and 2009, respectively. These percentage changes were directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.
General and administrative expenses for the three months ended March 31, 2010 and 2009 were $58,500 and $55,900, respectively, an increase of $2,600 (5%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.
Liquidity and Capital Resources
Cash provided by operating activities decreased $352,300 in the three months ended March 31, 2010 to $544,900 as compared to $897,200 for the three months ended March 31, 2009. This decrease was due to a decrease in net earnings before depletion and accretion of $12,700 and a decrease of a net non-cash loss on derivative values of $341,500. In addition, the change in accrued liabilities decreased operating cash flows by $2,700, partially offset by an increase in the change in accounts receivable affiliate of $4,600 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.
Cash used in financing activities decreased $844,200 during the three months ended March 31, 2010 to $517,500 from $1,361,700 for the three months ended March 31, 2009. This decrease was due to a decrease in cash distributions.
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

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2009.
Subordination by Managing General Partner
Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the investor partners (August 2006) and expiring 60 months from that date. For the three months ended March 31, 2010, the MGP was required to subordinate $93,200 of its net production of $186,300. Therefore MGP capital was decreased and the limited partners capital was increased by $93,200 as shown on the Statement of Changes in Partners’ Capital for the three months ended March 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.
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

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Public #15-2005 (A) L.P. (1)
10.1	Drilling and Operating Agreement for Atlas America Public #15-2005 (A) L.P. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed on August 9, 2005 in the Form S-1 Registration Statement dated August 9, 2005, File No. 000-51944

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Atlas America Public #15-2005 (A) L.P.

Date: May 17, 2010	Atlas Resources, LLC, Managing General Partner
	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 17, 2010	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

Date: May 17, 2010	By:	/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: May 17, 2010	By:	/s/ Sean P. McGrath
Sean P. McGrath, Chief Accounting Officer
Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers
An annual report will be furnished to security holders subsequent to the filing of this report.