Form 10-Q
period 2011-03-31
Atlas America Public #15-2005 (A) Program
filed 2011-05-13
CIK 1335236

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51944
ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(Name of small business issuer in its charter)

Delaware	20-3208344
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Rd. 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(zip code)
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

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,700	$115,500
Accounts receivable — affiliate	687,500	471,400
Short-term hedge receivable due from affiliate	—	466,800

Total current assets	749,200	1,053,700

Oil and gas properties, net	6,790,400	6,913,400
Long-term hedge receivable due from affiliate	—	456,300
Long-term receivable due from affiliate	331,400	—

	$7,871,000	$8,423,400

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$13,900	$13,500
Short-term hedge liability due to affiliate	—	4,600

Total current liabilities	13,900	18,100

Asset retirement obligation	2,675,400	2,635,900
Long-term hedge liability due to affiliate	—	80,800

Partners’ capital:
Managing general partner	2,056,300	2,392,500
Limited partners (5,227.40 units)	2,848,600	3,207,800
Accumulated other comprehensive income	276,800	88,300

Total partners’ capital	5,181,700	5,688,600

	$7,871,000	$8,423,400

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
REVENUES
Natural gas and oil	$298,500	$873,400
Interest income	—	100

Total revenues	298,500	873,500

COSTS AND EXPENSES
Production	261,500	339,500
Depletion	123,000	672,000
Accretion of asset retirement obligation	39,500	29,400
General and administrative	53,500	58,500

Total costs and expenses	477,500	1,099,400

Net loss	$(179,000)	$(225,900)

Allocation of net (loss) income:
Managing general partner	$(49,700)	$33,300

Limited partners	$(129,300)	$(259,200)

Net loss per limited partnership unit	$(25)	$(50)

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED
March 31, 2011
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income	Total

Balance at January 1, 2011	$2,392,500	$3,207,800	$88,300	$5,688,600

Participation in revenues and expenses:
Net production revenues	3,100	33,900	—	37,000
Depletion	(21,700)	(101,300)	—	(123,000)
Accretion of asset retirement obligation	(13,200)	(26,300)	—	(39,500)
General and administrative	(17,900)	(35,600)	—	(53,500)

Net loss	(49,700)	(129,300)	—	(179,000)

Other comprehensive income	—	—	188,500	188,500

Subordination	(27,300)	27,300	—	—

Distributions to partners	(259,200)	(257,200)	—	(516,400)

Balance at March 31, 2011	$2,056,300	$2,848,600	$276,800	$5,181,700

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(179,000)	$(225,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	123,000	672,000
Non cash loss on derivative value	130,100	91,500
Accretion of asset retirement obligation	39,500	29,400
Decrease (increase) in accounts receivable-affiliate	141,100	(13,800)
Increase (decrease) in accrued liabilities	400	(8,300)

Net cash provided by operating activities	255,100	544,900

Cash flows from financing activities:
Distributions to partners	(308,900)	(517,500)

Net cash used in financing activities	(308,900)	(517,500)

Net (decrease) increase in cash and cash equivalents	(53,800)	27,400
Cash and cash equivalents at beginning of period	115,500	161,500

Cash and cash equivalents at end of period	$61,700	$188,900

Supplemental Schedule of non-cash operating and financing activities:

Distribution to managing general partner	$207,500	$—

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS
Atlas America Public 15-2005 (A) L.P. (the “Partnership”) is a Delaware limited partnership, formed on July 25, 2005 with Atlas Resources, LLC serving as its Managing General Partner and operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Energy, L.P., formerly Atlas Pipeline Holdings, L.P. (“Atlas Energy”) (NYSE: ATLS). On February 17, 2011, Atlas Energy, a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business; its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, and certain well interests in Pennsylvania and Michigan; and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities.
Atlas Resources’ focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Illinois, and/or Colorado basin regions of the United States of America. Atlas Resources is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc. provides Atlas Resources with the personnel necessary to manage its assets and raise capital.
The accompanying financial statements, which are unaudited except that the balance sheets at December 31, 2010, is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 may not necessarily be indicative of the results of operations for the year ended December 31, 2011.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.
In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s financial statements, as well as the reported amounts of revenues and costs and expenses during the reporting periods. The Partnership’s financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, asset impairments, fair value of derivative instruments and the probability of forecasted transactions. Actual results could differ from those estimates.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Use of Estimates (Continued)
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three months ended March 31, 2011 and 2010 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At March 31, 2011 and December 31, 2010, the Partnership’s MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.
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

	March 31,	December 31,
	2011	2010
Proved properties:
Leasehold interests	$1,526,600	$1,526,600
Wells and related equipment	65,069,800	65,069,800

	66,596,400	66,596,400

Accumulated depletion	(59,806,000)	(59,683,000)

	$6,790,400	$6,913,400

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011
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
The review of the Partnership’s oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties, less the applicable accumulated depletion, and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon current contracts in place, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.
The determination of oil and natural gas reserve estimates is a subjective process and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. There was no impairment charge recognized during the three months ended March 31, 2011. During the year ended December 31, 2010, the Partnership recognized an impairment charge of $8,286,900, net of an offsetting gain in accumulated other comprehensive income of $291,400.
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
March 31, 2011
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at March 31, 2011 and December 31, 2010 of $226,800 and $312,500, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.
Recently Adopted Accounting Standards
As of the date of this filing, there are no newly issued accounting standards which impacted the presentation of the attached financial statements that have not already been adopted.
NOTE 3 — ASSET RETIREMENT OBLIGATION
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

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011
(Unaudited)
NOTE 3 — ASSET RETIREMENT OBLIGATION (Continued)
A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2011	2010
Asset retirement obligation at beginning of period	$2,635,900	$1,961,000
Accretion expense	39,500	29,400

Asset retirement obligation at end of period	$2,675,400	$1,990,400

NOTE 4 — COMPREHENSIVE INCOME
Comprehensive income includes net loss and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net loss. These changes, other than net loss, are referred to as “other comprehensive income” and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges. A reconciliation of the Partnership’s comprehensive income for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(179,000)	$(225,900)
Other comprehensive income:
Net unrealized gain	230,600	772,000
Less: reclassification adjustment for gain realized in net loss	(42,100)	(125,300)

Total other comprehensive income	188,500	646,700

Comprehensive income	$9,500	$420,800

NOTE 5 — DERIVATIVE INSTRUMENTS
The MGP, on behalf of the Partnership, uses a number of different derivative instruments, principally swaps and collars, in connection with its commodity price risk management activities. The MGP enters into financial instruments to hedge the Partnership’s forecasted natural gas and crude oil against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold. Under swap agreements, the Partnership receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
Historically, the MGP has entered into natural gas and crude oil future option contracts and collar contracts on behalf of the Partnership to achieve more predictable cash flows by hedging its exposure to changes in natural gas and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.
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
Prior to the acquisition on February 17, 2011 (“the Transferred Business”), ATLS monetized its derivative instruments related to the Transferred Business. The monetized proceeds relate to instruments that were originally put into place to hedge future natural gas and oil production of the Transferred Business, including production generated through its Drilling Partnerships. At March 31, 2011, the Partnership recorded a net receivable from the monetized derivative instruments of $357,200 in accounts receivable-affiliate and $331,400 in long-term receivable-affiliate with the corresponding net unrealized gains in accumulated other comprehensive income on the Partnership’s balance sheets, which will be allocated to natural gas and oil production revenue over the period of the original instruments’ contracts. As a result of the early settlement of natural gas and oil derivative positions and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheets in other comprehensive income of $276,800 as of March 31, 2011. Unrealized gains, net of the MGP’s interest, previously recognized into income as a result of prior period impairments were $110,500 and $301,300 for the year ended December 31, 2010 and prior periods, respectively. The MGP’s portion of the unrealized gains were written off as a result of the Transferred Business. For the three months ended March 31, 2011, the Partnership reclassified $207,500 of unrealized gains previously recognized into income from prior period impairments related to the MGP from a hedge receivable due from affiliate as a distribution to the MGP. As such $207,500 was recorded as a distribution to partners on the statement of changes in partners’ capital. During the period, $27,700 of monetized proceeds were recorded by the Partnership and allocated to the limited partners only. Of the remaining $276,800 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $134,600 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining $142,200 in later periods.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
The following table summarizes the fair value of the Partnership’s derivative instruments as of December 31, 2010, as well as the gain or loss recognized in the statements of operations for the three months ended March 31, 2011 and 2010:
Fair Value of Derivative Instruments:

		Fair Value
Derivatives in Cash Flow Hedging Relationships	Balance Sheet Location	December 31, 2010

Derivative Commodity Contracts	Current Assets	$466,800
	Long-Term Assets	456,300

		923,100

	Current liabilities	(4,600)
	Long-term liabilities	(80,800)

		(85,400)

	Total	$837,700

Effects of Derivative Instruments on Statements of Operations:

	Gain		Location of Gain	Gain
	Recognized in OCI on Derivative		Reclassified from Accumulated	Reclassified from OCI into Net Loss
	Three Months Ended		OCI into Income	Three Months Ended
Cash Flow	March 31,	March 31,		March 31,	March 31,
Hedging Relationship	2011	2010		2011	2010

Commodity contracts	$230,600	$772,000	Natural gas and oil revenue	$42,100	$125,300

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:
Level 1— Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2— Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3— Unobservable inputs that reflect the entities own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership used a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 5). The Partnership’s commodity derivative contracts were valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011
(Unaudited)
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Partnership estimates the fair value of asset retirement obligations using Level 3 inputs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit-adjusted risk-free rate of the Partnership; and estimated inflation rates (see Note 3).
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES
The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership Agreement:
•
Administrative costs which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2011 and 2010 were $35,400 and $38,000, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s statements of operations are payable at $296 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2011 and 2010 were $139,700 and $150,100, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s statements of operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months ended March 31, 2011 and 2010 were $52,900 and $118,600, respectively.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s balance sheets represents the net production revenues due from the MGP.
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the limited partners (August 2006). For the three months ended March 31, 2011, the MGP was required to subordinate $27,300. Therefore, MGP capital was decreased and the limited partners’ capital was increased by $27,300 as shown on the statement of changes in partners’ capital for the three months ended March 31, 2011.

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
General
General. We are a Delaware limited partnership, formed on July 25, 2005 with Atlas Resources, LLC serving as our Managing General Partner and operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Energy, L.P., formerly Atlas Pipeline Holdings, L.P. (“Atlas Energy”) (NYSE: ATLS). On February 17, 2011, Atlas Energy, a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business; its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, and certain well interests in Pennsylvania and Michigan; and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities.
Atlas Resources’ focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Illinois, and/or Colorado basin regions of the United States of America. Atlas Resources is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc. provides Atlas Resources with the personnel necessary to manage its assets and raise capital.
We have drilled and currently operate wells located in Pennsylvania and Tennessee. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy Holdings Operating Company, LLC for administrative services.

Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs, and depletion during the periods indicated:

	Three Months Ended
	March 31
	2011	2010
Production revenues (in thousands):
Gas	$283	$850
Oil	15	23

Total	$298	$873

Production volumes:
Gas (mcf/day) (1)	788	1,560
Oil (bbls/day) (1)	2	4

Total (mcfe/day) (1)	800	1,584

Average sales prices: (2)
Gas (per mcf) (1) (3)	$5.83	$6.68
Oil (per bbl) (1) (4)	$87.82	$70.20

Average production costs:
As a percent of revenues	88%	39%
Per mcfe (1)	$3.63	$2.38

Depletion per mcfe	$1.71	$4.71

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

(2)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.

(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $130,200 and $87,500 for the three months ended March 31, 2011 and 2010, respectively. The derivative gains are included in other comprehensive (loss) income and resulted from prior period impairment charges.

(4)
Average oil prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized a derivative loss of $100 and a gain of $3,900 for the three months ended March 31, 2011 and 2010, respectively. The derivative gains are included in other comprehensive (loss) income and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $283,300 and $849,800 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $566,500 (67%). The $566,500 decrease in natural gas revenues for the three months ended March 31, 2011 as compared to the prior year period was attributable to a $420,400 decrease in production volumes and a $146,100 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions. Our production volumes decreased to 788 mcf per day for the three months ended March 31, 2011 from 1,560 mcf per day for the three months ended March 31, 2010, a decrease of 772 mcf per day (49%). The overall decrease in natural gas production volumes for the three months ended March 31, 2011 resulted primarily from the normal decline inherit in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $15,200 and $23,600 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $8,400 (36%). The $8,400 decrease in oil revenues for the three months ended March 31, 2011 as compared to the prior year similar period was attributable a $13,200 decrease in production volumes, partially offset by a $4,800 increase in oil prices after the effect of financial hedges. Our production volumes decreased to 2 bbls per day for the three months ended March 31, 2011 from 4 bbls per day for the three months ended March 31, 2010, a decrease of 2 bbls per day (50%).
Costs and Expenses. Production expenses were $261,500 and $339,500 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $78,000 (23%). The decrease for the three months ended March 31, 2011 was primarily attributable to a decrease in transportation fees, which are affected by a decrease in production volumes.
Depletion of oil and gas properties as a percentage of oil and gas revenues were 41% and 77% for the three months ended March 31, 2011 and 2010, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.
General and administrative expenses for the three months ended March 31, 2011 and 2010, were $53,500 and $58,500, respectively, a decrease of $5,000 (9%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP, and vary from year to year due to the timing and billing of the costs and services provided to us.
Liquidity and Capital Resources
Cash provided by operating activities decreased $289,800 in the three months ended March 31, 2011 to $255,100 as compared to $544,900 for the three months ended March 31, 2010. This decrease was due to a decrease in net earnings before depletion and accretion of $492,000, partially offset by an increase of a net non-cash loss on derivative values of $38,600. In addition, the change in accounts receivable-affiliate increased operating cash flows by $154,900 and an increase in the change in accrued liabilities affiliate of $8,700 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Cash used in financing activities decreased $208,600 during the three months ended March 31, 2011 to $308,900 from $517,500 for the three months ended March 31, 2010. This decrease was due to a decrease in cash distributions.
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

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2010.
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the limited partners (August 2006). For the three months ended March 31, 2011, the MGP was required to subordinate $27,300. Therefore, MGP capital was decreased and the limited partners’ capital was increased by $27,300 as shown on the statement of changes in partners’ capital for the three months ended March 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Public #15-2005 (A) L.P. (1)

10.1	Drilling and Operating Agreement for Atlas America Public #15-2005 (A) L.P. (1)

31.1	Certification Pursuant to Rule 13a-14/15(d)-14

31.2	Certification Pursuant to Rule 13a-14/15(d)-14

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

(1)	Filed on August 9, 2005 in the Form S-1A Registration Statement dated August 9, 2005, File No. 000-51944

SIGNATURES
Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Atlas America Public #15-2005 (A) L.P.

Atlas Resources, LLC, Managing General Partner
Date: May 13, 2011	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2011	By:	/s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President, Operations

Date: May 13, 2011	By:	/s/ Sean P. McGrath
Sean P. McGrath, Chief Financial Officer