Form 10-Q
period 2013-06-30
Atlas America Public #15-2005 (A) L.P.
filed 2013-08-13
CIK 1335236

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Condensed Financial Statements (Unaudited)...........................................................................................................

	Condensed Balance Sheets as of June 30, 2013 and December 31, 2012........................................	3

	Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012	4

	Condensed Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2013 and 2012	5

	Condensed Statement of Changes in Partners’ Capital for the six months ended June 30, 2013	6

	Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012	7

	Notes to Condensed Financial Statements...................................................................................................................	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations...	17

Item 4:	Controls and Procedures...........................................................................................................................................................	20

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings...........................................................................................................................................................................	20

Item 6:	Exhibits.....................................................................................................................................................................................................	21

SIGNATURES...		22

CERTIFICATIONS...		23

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents...............................................................................................	$ 38,100	$ 15,200
Accounts receivable trade-affiliate.............................................................................	349,300	256,500
Accounts receivable monetized gains-affiliate...................................................	34,900	69,500
Current portion of derivative assets...........................................................................	2,400	3,200
Total current assets.................................................................................................................	424,700	344,400

Oil and gas properties, net.................................................................................................	3,474,400	3,702,900
Long-term derivative assets.............................................................................................	8,300	13,000
	$ 3,907,400	$ 4,060,300

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities.......................................................................................................................	$ 3,100	$ 1,700
Total current liabilities..............................................................................................................	3,100	1,700

Asset retirement obligation.................................................................................................	3,053,100	2,972,300
Long-term put premiums payable-affiliate..............................................................	7,900	3,000

Commitments and contingencies...................................................................................	—	—

Partners’ capital:
Managing general partner’s interest............................................................................	898,300	948,800
Limited partners’ interest (5,227.40 units)..............................................................	(40,100)	151,500
Accumulated other comprehensive loss.................................................................	(14,900)	(17,000)
Total partners' capital..............................................................................................................	843,300	1,083,300
	$ 3,907,400	$ 4,060,300

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES
Natural gas and oil....................................................	$ 454,800	$ 250,400	$ 852,100	$ 608,900
Total revenues.............................................................	454,800	250,400	852,100	608,900

COSTS AND EXPENSES
Production.......................................................................	258,600	220,400	509,700	475,300
Depletion..........................................................................	112,600	93,200	228,500	194,300
Accretion of asset retirement obligation..	40,400	37,100	80,800	74,200
General and administrative................................	43,400	42,800	95,500	98,700
Total costs and expenses..................................	455,000	393,500	914,500	842,500
Net loss.............................................................................	$ (200)	$ (143,100)	$ (62,400)	$ (233,600)

Allocation of net (loss) income:
Managing general partner...................................	$ 1,400	$ (33,400)	$ (19,200)	$ (57,600)
Limited partners..........................................................	$ (1,600)	$ (109,700)	$ (43,200)	$ (176,000)
Net loss per limited partnership unit............	$ (0)	$ (21)	$ (8)	$ (34)

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss...................................................................................................................................................	$ (200)	$ (143,100)	$ (62,400)	$ (233,600)
Other comprehensive income (loss):
Unrealized holding gain (loss) on cash flow hedging contracts.................	900	(2,300)	(10,500)	(2,300)
Difference in estimated hedge gains receivable.....................................................	11,300	21,700	35,900	73,600
Reclassification adjustment for gains realized in net loss from cash flow hedges	(7,300)	(22,500)	(23,300)	(77,100)
Total other comprehensive income (loss).....................................................................	4,900	(3,100)	2,100	(5,800)
Comprehensive income (loss)...............................................................................................	$ 4,700	$ (146,200)	$ (60,300)	$ (239,400)

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED

June 30, 2013

(Unaudited)

			Accumulated
			Other
	Managing		Comprehensive
	General	Limited	(Loss) Income
	Partner	Partners	(Cash Flow Hedges)	Total

Balance at January 1, 2013	$ 948,800	$ 151,500	$ (17,000)	$ 1,083,300

Participation in revenues and expenses:
Net production revenues..............................	111,000	231,400	—	342,400
Depletion...................................................................	(71,100)	(157,400)	—	(228,500)
Accretion of asset retirement obligation	(27,100)	(53,700)	—	(80,800)
General and administrative.........................	(32,000)	(63,500)	—	(95,500)
Net loss......................................................................	(19,200)	(43,200)	—	(62,400)

Other comprehensive income...................	—	—	2,100	2,100

Distributions to partners................................	(31,300)	(148,400)	—	(179,700)

Balance at June 30, 2013	$ 898,300	$ (40,100)	$ (14,900)	$ 843,300

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net loss..................................................................................................................................................................	$ (62,400)	$ (233,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion................................................................................................................................................................	228,500	194,300
Non-cash loss on derivative value....................................................................................................	47,100	84,400
Accretion of asset retirement obligation.......................................................................................	80,800	74,200
(Increase) decrease in accounts receivable-affiliate.........................................................	(92,800)	164,100
Increase in accrued liabilities.................................................................................................................	1,400	15,100
Net cash provided by operating activities....................................................................................	202,600	298,500

Cash flows from investing activities:
Proceeds from the sale of tangible equipment.........................................................................	—	5,600
Net cash provided by investing activities.....................................................................................	—	5,600

Cash flows from financing activities:
Distributions to partners............................................................................................................................	(179,700)	(365,600)
Net cash used in financing activities...............................................................................................	(179,700)	(365,600)

Net increase (decrease) in cash and cash equivalents...................................................	22,900	(61,500)
Cash and cash equivalents at beginning of period...............................................................	15,200	80,500
Cash and cash equivalents at end of period.............................................................................	$ 38,100	$ 19,000

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

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

The Partnership’s operating cash flows are generated from its wells, which produce natural gas and oil. Produced natural gas and oil is then delivered to market through affiliated and or third-party gas gathering systems. The Partnership does not plan to sell any of its wells and intends to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. The Partnership expects that no other wells will be drilled and no additional funds will be required for drilling.

The accompanying condensed financial statements, which are unaudited, except that the condensed balance sheet at December 31, 2012 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 may not necessarily be indicative of the results of operations for the year ended December 31, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In management's opinion, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC").

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and six months ended June 30, 2013 and 2012 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At June 30, 2013 and December 31, 2012, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

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

The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil and natural gas liquids are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel to six mcf of natural gas.

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $228,500 and $194,300 for the six months ended June 30, 2013 and 2012, respectively.

Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets.

The following is a summary of oil and gas properties at the dates indicated:

	June 30,	December 31,
	2013	2012
Proved properties:
Leasehold interests.................................................................................................	$ 1,526,600	$ 1,526,600
Wells and related equipment.............................................................................	65,092,200	65,092,200
Total natural gas and oil properties..............................................................	66,618,800	66,618,800

Accumulated depletion and impairment....................................................	(63,144,400)	(62,915,900)
Oil and gas properties, net.................................................................................	$ 3,474,400	$ 3,702,900

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

In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. The Partnership may have to pay additional consideration in the future as a well becomes uneconomic under the terms of the Partnership Agreement in order to recover these reserves. There were no impairments recorded during the three and six months ended June 30, 2013 and 2012. During the year ended December 31, 2012, the Partnership recognized an impairment charge of $162,600.

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

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL's, crude oil, and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at June 30, 2013 and December 31, 2012 of $273,500 and $219,600, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive Loss

Comprehensive loss includes net (loss) income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net (loss) income. These changes, other than net (loss) income, are referred to as "other comprehensive loss" and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges.

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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Asset retirement obligation at beginning of period	$ 3,012,700	$ 2,948,400	$ 2,972,300	$ 2,911,300
Accretion expense	40,400	37,100	80,800	74,200
Asset retirement obligation at end of period	$ 3,053,100	$ 2,985,500	$ 3,053,100	$ 2,985,500

NOTE 4 - DERIVATIVE INSTRUMENTS

The MGP, on behalf of the Partnership, uses a number of different derivative instruments, principally swaps, collars and options, in connection with the Partnership’s commodity price risk management activities. Management enters into financial instruments to hedge forecasted commodity sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold. Under commodity-based swap agreements, the Partnership receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based put option instruments are contractual agreements that require the payment of a premium and grant the purchaser of the put option the right, but not the obligation, to receive the difference between a fixed, or strike price and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. The put option instrument sets a floor price for commodity sales being hedged. Costless collars are a combination of a purchased put option and a sold call option, in which the premiums net to zero. The costless collar eliminates the initial cost of the purchased put, but places a ceiling price for commodity sales being hedged.

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

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheets of $10,700 at June 30, 2013.

At June 30, 2013, the Partnership had the following commodity derivatives:

Natural Gas Put Options

6,300
Production
Period Ending
December 31,	Volumes	Average Strike	Fair Value Asset (2)
	(MMBtu)(1)	(per MMBtu)(1)
2013	6,300	$ 3.45	$ 700
2014	10,500	3.80	3,400
2015	8,400	4.00	3,200
2016	8,400	4.15	3,400
			$ 10,700

________________

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward New York Mercantile Exchange (“NYMEX”) natural gas prices, as applicable.

The following table summarizes the gain or loss recognized in the statements of operations for the three and six months ended June 30, 2013 and 2012:

Effects of Derivative Instruments on statements of operations:

(

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gain (loss) from cash flow hedges recognized in accumulated other comprehensive income	$ 900	$ (2,300)	$ (10,500)	$ (2,300)
Gain from cash flow hedges reclassified from accumulated other comprehensive income into natural gas, oil and liquids revenues	$ 7,300	$ 22,500	$ 23,300	$ 77,100

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

The Partnership recognized gains of $7,300 and $22,500 for the three months ended June 30, 2013 and 2012, respectively, on settled contracts covering commodity production. The Partnership recognized gains of $23,300 and $77,100 for the six months ended June 30, 2013 and 2012, respectively, on settled contracts covering commodity production. These gains were included within gas and oil production revenue in the Partnership’s statements of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2013 and 2012 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

Monetized Gains

Prior to February 17, 2011 (date of the Transferred Business), Atlas Energy Inc., (“AEI”) monetized its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business. AEI also monetized derivative instruments that were specifically related to the future natural gas and oil production of the Partnership. At June 30, 2013 and December 31, 2012, remaining hedge monetization cash proceeds of $40,900 and $75,500 related to the amounts hedged on behalf of the Partnerships’ limited partners were included within accounts receivable monetized gains-affiliate, respectively, and $7,300 and $15,100 in long-term put premiums payable-affiliate, respectively, on the Partnership’s balance sheets. The Partnership will allocate the monetized net proceeds to the limited partners based on the natural gas and oil production generated over the period of the original derivative contracts.

During June 2012, the MGP used the undistributed monetized funds to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At June 30, 2013 and December 31, 2012, the put premiums were recorded as short-term payables to affiliate of $6,000, and long-term payables to affiliate of $15,200 and $18,100, respectively.  Furthermore, the current portion of the put premium liability was included in accounts receivable monetized gains-affiliate and the long-term receivable monetized gains-affiliate was included in long-term put premiums payable-affiliate in the Partnership’s balance sheets, presenting the impact of offsetting the related party assets and liabilities. The put premiums included on the Partnership’s balance sheets are allocable to the limited partners only.

The following table summarizes the gross and net fair values of the Partnership’s affiliate balances on the Partnership’s balance sheets for the periods indicated:

	Gross Amounts	Gross Amounts	Net Amount of Assets
	of Recognized	Offset in the	Presented in the
	Assets	Balance Sheets	Balance Sheets

Offsetting Assets

As of June 30, 2013

Accounts receivable monetized gains-affiliate	$ 40,900	$ (6,000)	$ 34,900
Long-term accounts receivable monetized gains-affiliate	7,300	(7,300)	0

Total	$ 48,200	$ (13,300)	$ 34,900

As of December 31, 2012

Accounts receivable monetized gains-affiliate	$ 75,500	$ (6,000)	$ 69,500
Long-term accounts receivable monetized gains-affiliate	15,100	(15,100)	0

Total	$ 90,600	$ (21,100)	$ 69,500

	Gross Amounts	Gross Amounts	Net Amount of Liabilities
	of Recognized	Offset in the	Presented in the
	Liabilities	Balance Sheets	Balance Sheets

Offsetting Liabilities

As of June 30, 2013

Put premiums payable-affiliate	$ (6,000)	$ 6,000	$ 0
Long-term put premiums payable-affiliate	(15,200)	7,300	(7,900)

Total	$ (21,200)	$ 13,300	$ (7,900)

As of December 31, 2012

Put premiums payable-affiliate	$ (6,000)	$ 6,000	$ 0
Long-term put premiums payable-affiliate	(18,100)	15,100	(3,000)

Total	$ (24,100)	$ 21,100	$ (3,000)

Accumulated Other Comprehensive Income (Loss)

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options, and the unrealized gains recognized in earnings in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred loss on its balance sheets in accumulated other comprehensive loss of $14,900 as of June 30, 2013. Included in other comprehensive income are unrealized gains of $52,600,  net of the MGP interest, that were recognized into earnings as a result of oil and gas property impairments during prior periods, respectively. During the current year, $11,100  of net gains were recorded by the Partnership and allocated only to the limited partners. Of the remaining $14,900 of net unrealized loss in accumulated other comprehensive loss, the Partnership will reclassify $7,400 of net losses to the Partnership’s statements of operations over the next twelve month period and the remaining losses of $7,500 in later periods.

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

Information for assets and liabilities measured at fair value at June 30, 2013 and December 31, 2012 was as follows:

	Level 1	Level 2	Level 3	Total
As of June 30, 2013
Derivative assets, gross
Commodity puts..............................	$ 0	$ 10,700	$ 0	$ 10,700
Derivative liabilities, gross
Commodity puts..............................	$ 0	$ 0	$ 0	$ 0

Total derivatives, fair value, net	$ 0	$ 10,700	$ 0	$ 10,700

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Derivative assets, gross
Commodity puts..............................	$ 0	$ 16,200	$ 0	$ 16,200
Derivative liabilities, gross
Commodity puts..............................	$ 0	$ 0	$ 0	$ 0

Total derivatives, fair value, net	$ 0	$ 16,200	$ 0	$ 16,200

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2013 and 2012.

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Monthly well supervision fees, which are included in production expenses in the Partnership’s statements of operations are payable at $296 per well per month for operating and maintaining the wells. Transportation fees are included in production expenses in the Partnership’s statements of operations and are generally payable at 13% of the natural gas sales price. The following table provides information with respect to these costs and the periods incurred.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Administrative....................................................	$ 29,900	$ 30,500	$ 63,300	$ 65,100
Supervision.........................................................	117,900	120,600	250,000	257,200
Transportation...................................................	59,500	36,400	109,300	86,500
Total...........................................................................	$ 207,300	$ 187,500	$ 422,600	$ 408,800

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Beginning one year after each of the Partnership's wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of June 30, 2013, the MGP has not withheld any such funds. The MGP is currently evaluating its right to exercise this option based on several factors such as commodity prices, the natural decline in well production, and current and future plugging services and costs.

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

Our operating cash flows are generated from our wells, which produce natural gas and oil. Our produced natural gas and oil is then delivered to market through affiliated and or third-party gas gathering systems. We do not plan to sell any of our wells and intend to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. We expect that no other wells will be drilled and no additional funds will be required for drilling.

Overview

The following discussion provides information to assist in understanding our financial condition and results of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated and or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our MGP, as operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:

•	well tending, routine maintenance and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials, and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2013, our MGP had not withheld any funds for this purpose.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs, and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Production revenues (in thousands):
Gas...........................................................................	$ 428	$ 220	$ 782	$ 559
Oil...............................................................................	27	31	70	50
Total..........................................................................	$ 455	$ 251	$ 852	$ 609

Production volumes:
Gas (mcf/day) (1)..........................................	1,064	1,029	1,067	1,078
Oil (bbl/day) (1)................................................	3	4	5	3
Total (mcfe/day) (1)......................................	1,082	1,053	1,097	1,096

Average sales prices: (2)
Gas (per mcf) (1) (3)..................................	$ 4.67	$ 2.81	$ 4.29	$ 3.28
Oil (per bbl) (1) (4)........................................	$ 90.71	$ 96.16	$ 87.27	$ 94.58

Production costs:
As a percent of revenues.......................	57%	88%	60%	78%
Per mcfe (1).......................................................	$ 2.62	$ 2.31	$ 2.57	$ 2.39

Depletion per mcfe........................................	$ 1.14	$ 0.98	$ 1.15	$ 0.97

___________

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $24,800 and $43,300 for the three months ended June 30, 2013 and 2012, respectively. Previously recognized derivative gains were $47,400 and $84,900 for the six months ended June 30, 2013 and 2012, respectively.

(4)

Average oil prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $500 for the three months ended June 30, 2013.

Natural Gas Revenues. Our natural gas revenues were $427,800 and $219,700 for the three months ended June 30, 2013 and 2012, respectively, an increase of $208,100  (95%). The $208,100 increase in natural gas revenues for the three months ended June 30, 2013 as compared to the prior year similar period was attributable to a $200,700 increase in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions, and a $7,400 increase in production volumes. Our production volumes increased to 1,064 mcf per day for the three months ended June 30, 2013 from 1,029 mcf per day for the three months ended June 30, 2012, an increase of 35 mcf per day (3%). Production increased due to an increase in available pipeline capacity.

Our natural gas revenues were $782,300 and $558,900 for the six months ended June 30, 2013 and 2012, respectively, an increase of $223,400  (40%). The $223,400 increase in natural gas revenues for the six months ended June 30, 2013 as compared to the prior year similar period was attributable to a $231,700 increase in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions, partially offset by a $8,300 decrease in production volumes. Our production volumes decreased to 1,067 mcf per day for the six months ended June 30, 2013 from 1,078 mcf per day for the six months ended June 30, 2012, a decrease of 11 mcf per day (1%). The overall decrease in natural gas production volumes for the six months ended June 30, 2013 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $27,000 and $30,700 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $3,700  (12%). The $3,700 decrease in oil revenues for the three months ended June 30, 2013 as compared to the prior year similar period was attributable to a $2,200 decrease in oil prices after the effect of financial hedges and a $1,500 decrease in production volumes. Our production volumes decreased to 3 bbls per day for the three months ended June 30, 2013 from 4 bbls per day for the three months ended June 30, 2012, a decrease of 1 bbl per day (25%).

Our oil revenues were $69,800 and $50,000 for the six months ended June 30, 2013 and 2012, respectively, an increase of $19,800  (40%). The $19,800 increase in oil revenues for the six months ended June 30, 2013 as compared to the prior year similar period was attributable to a $25,600 increase in production volumes, partially offset by a  $5,800 decrease in oil prices after the effect of financial hedges. Our production volumes increased to 5 bbls per day for the six months ended June 30, 2013 from 3 bbls per day for the six months ended June 30, 2012, an increase of 2 bbl per day (67%).

Costs and Expenses. Production expenses were $258,600 and $220,400 for the three months ended June 30, 2013 and 2012, respectively, an increase of $38,200  (17%). Production expenses were $509,700 and $475,300 for the six months ended June 30, 2013 and 2012, respectively, an increase of $34,400  (7%). The increases for the three and six months ended June 30, 2013 were mostly due to higher transportation fees.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 25% and 37% for the three months ended June 30, 2013 and 2012, respectively, and 27% and 32% for the six months ended June 30, 2013 and 2012, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2013 and 2012 were $43,400 and $42,800, respectively, an increase of $600  (1%). For the six months ended June 30, 2013 and 2012 these expenses were $95,500 and $98,700, respectively, a decrease of $3,200  (3%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The changes for the three and six months ended June 30, 2013 are primarily due to third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $95,900 in the six months ended June 30, 2013 to $202,600 as compared to $298,500 for the six months ended June 30, 2012. This decrease was due to a decrease in the change in accounts receivable trade-affiliate of $256,900 and a decrease in the change in a net non-cash loss on hedge instruments of $37,300. In addition, the change in accrued liabilities decreased cash flows by $13,700. The decrease was partially offset by an increase in net income before depletion and accretion of $212,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Cash provided in investing activities was $5,600 for the six months ended June 30, 2012, resulting from net proceeds received from the sale of tangible equipment.

Cash used in financing activities decreased $185,900 during the six months ended June 30, 2013 to $179,700 from $365,600 for the six months ended June 30, 2012. This decrease was due to a decrease in cash distributions to partners.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Atlas America Public #15-2005 (A) L.P.

ATLAS RESOURCES, LLC, Managing General Partner

Date: August 13, 2013	By:/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2013	By:/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer