Form 10-Q
period 2014-03-31
Atlas America Public #15-2005 (A) L.P.
filed 2014-05-15
CIK 1335236

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

ATLAS AMERICA PUBLIC 15-2005 (A) L.P.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$-	$43,500
Accounts receivable trade–affiliate	383,300	313,000
Accounts receivable monetized gains-affiliate	9,500	14,900
Current portion of derivative assets	1,200	1,600
Total current assets	394,000	373,000
Oil and gas properties, net	3,041,100	3,052,900
Long-term derivative assets	7,300	8,500
	$3,442,400	$3,434,400
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$19,000	$8,900
Total current liabilities	19,000	8,900
Long-term put premiums payable-affiliate	13,500	15,300
Asset retirement obligation	2,891,700	2,849,400
Commitments and contingencies
Partners’ capital:
Managing general partner’s interest	811,600	816,700
Limited partners’ interest (5,227.40 units)	(285,200)	(249,900)
Accumulated other comprehensive loss	(8,200)	(6,000)
Total partners’ capital	518,200	560,800
	$3,442,400	$3,434,400

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
REVENUES
Natural gas and oil	$433,100	$397,300
Total revenues	433,100	397,300
COSTS AND EXPENSES
Production	228,800	251,100
Depletion	11,800	115,900
Accretion of asset retirement obligation	42,300	40,400
General and administrative	41,900	52,100
Total expenses	324,800	459,500
Net income (loss)	$108,300	$(62,200)
Allocation of net income (loss):
Managing general partner	$36,000	$(20,600)
Limited partners	$72,300	$(41,600)
Net income (loss) per limited partnership unit	$14	$(8)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$108,300	$(62,200)
Other comprehensive loss:
Unrealized holding loss on cash flow hedging contracts	(12,600)	(11,400)
Difference in estimated hedge gains receivable	25,400	24,600
Reclassification adjustment for gains realized in net income (loss) from cash flow hedges	(15,000)	(16,000)
Total other comprehensive loss	(2,200)	(2,800)
Comprehensive income (loss)	$106,100	$(65,000)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED

March 31, 2014

(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Loss	Total
Balance at December 31, 2013	$816,700	$(249,900)	$(6,000)	$560,800
Participation in revenues and expenses:
Net production revenues	68,100	136,200	-	204,300
Depletion	(3,900)	(7,900)	-	(11,800)
Accretion of asset retirement obligation	(14,200)	(28,100)	-	(42,300)
General and administrative	(14,000)	(27,900)	-	(41,900)
Net income	36,000	72,300	-	108,300
Other comprehensive loss	-	-	(2,200)	(2,200)
Distributions to partners	(41,100)	(107,600)	-	(148,700)
Balance at March 31, 2014	$811,600	$(285,200)	$(8,200)	$518,200

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$108,300	$(62,200)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion	11,800	115,900
Non cash loss on derivative value	3,000	21,900
Accretion of asset retirement obligation	42,300	40,400
Changes in operating assets and liabilities:
Increase in accounts receivable-trade affiliate	(70,300)	(41,400)
Increase in accrued liabilities	10,100	2,600
Net cash provided by operating activities	105,200	77,200
Cash flows from financing activities:
Distributions to partners	(148,700)	(56,400)
Net cash used in financing activities	(148,700)	(56,400)
Net (decrease) increase in cash and cash equivalents	(43,500)	20,800
Cash and cash equivalents at beginning of period	43,500	15,200
Cash and cash equivalents at end of period	$-	$36,000

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

On February 17, 2011, Atlas Energy L.P., formerly known as Atlas Pipeline Holdings, L.P. a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business, its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, certain well interests in Pennsylvania and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities (the “Transferred Business”).

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

The accompanying condensed financial statements, which are unaudited, except that the balance sheet at December 31, 2013 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 may not necessarily be indicative of the results of operations for the year ended December 31, 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”).

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three months ended March 31, 2014 and 2013 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At March 31, 2014 and December 31, 2013, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

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

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $11,800 and $115,900 for the three months ended March 31, 2014 and 2013, respectively.

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

The following is a summary of oil and gas properties at the dates indicated:

	March 31,	December 31,
	2014	2013
Proved properties:
Leasehold interests	$1,526,600	$1,526,600
Wells and related equipment	64,807,700	64,807,700
Total natural gas and oil properties	66,334,300	66,334,300
Accumulated depletion and impairment	(63,293,200)	(63,281,400)
Oil and gas properties, net	$3,041,100	$3,052,900

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

In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on availability additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. The Partnership may have to pay additional consideration in the future as a well becomes uneconomic under the terms of the Partnership Agreement in order to recover these reserves. There was no oil and gas properties impairment of oil and gas properties for the year ended December 31, 2013.

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

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL’s, crude oil, and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at March 31, 2014 and December 31, 2013 of $251,300 and $222,900, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive loss” and, for the Partnership, include changes in the fair value of derivative contracts accounted for as cash flow hedges.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740)- Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“Update 2013-11”), which, among other changes, requires an entity to present an unrecognized tax benefit as a liability and not net with deferred tax assets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes under the tax law of the applicable jurisdiction that would result from the disallowance of a tax position or when the tax law of the applicable tax jurisdiction does not require, and the entity does not intend to, use the deferred tax asset for such purpose. These requirements are effective for interim and annual reporting periods beginning after December 15, 2013. Early adoption was permitted. These amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Partnership adopted the requirements of Update 2013-11 upon its effective date of January 1, 2014, and it had no material impact on its financial position, results of operations or related disclosures.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“Update 2013-04”). Update 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. Update 2013-04 requires an entity to measure joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, Update 2013-04 provides disclosure guidance on the nature and amount of the obligation as well as other information. Update 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Partnership adopted the requirements of Update 2013-04 upon its effective date of January 1, 2014, and it had no material impact on its financial position, results of operations or related disclosures.

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

The MGP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within the Partnership near the end of their useful life. On a partnership-by-partnership basis, the MGP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells, and current and future costs. Generally, the MGP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon the MGP’s decision to retain all future distributions to the limited partners of the Partnership, the MGP will assume the related asset retirement obligations of the limited partners. As of March 31, 2014 the MGP has not withheld any funds for plugging.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2014	2013
Asset retirement obligation at beginning of period	$2,849,400	$2,972,300
Accretion expense	42,300	40,400
Asset retirement obligation at end of period	$2,891,700	$3,012,700

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

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheet of $8,500 and $10,100 at March 31, 2014 and December 31, 2013, respectively.

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

At March 31, 2014, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset (2)
	(MMBtu) (1)	(per MMBtu) (1)

2014	10,000	$3.80	$600
2015	10,700	4.00	3,300
2016	10,700	4.15	4,600
			$8,500

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward New York Mercantile Exchange (“NYMEX”) natural gas prices, as applicable.

Effects of Derivative Instruments on statements of operations:

 The following table summarizes the gain or loss recognized in the statements of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Gains from cash flow hedges reclassified from accumulated other comprehensive income into natural gas and oil revenues	$15,000	$16,000

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three months ended March 31, 2014 and 2013 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

Monetized Gains

Prior to February 17, 2011 Atlas Energy Inc., (“AEI”) monetized its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business. AEI also monetized derivative instruments that were specifically related to the future natural gas and oil production of the Partnership. At March 31, 2014 and December 31, 2013, remaining hedge monetization cash proceeds of $17,100 and $22,600 related to the amounts hedged on behalf of the Partnerships’ limited partners were included within accounts receivable monetized gains-affiliate, on the Partnership’s balance sheets. The Partnership will allocate the monetized net proceeds to the limited partners based on the natural gas and oil production generated over the period of the original derivative contracts.

During June 2012, the MGP used the undistributed monetized funds to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At March 31, 2014 and December 31, 2013, the put premiums recorded as short-term payables to affiliate were $7,600 and $7,700 , respectively, and long-term payables to affiliate of $13,500 and $15,300, respectively. Furthermore, the current portion of the put premium liability is included in accounts receivable monetized gains-affiliate in the Partnership’s balance sheets.

The following table summarizes the gross and net fair values of the Partnership’s affiliate balances on the Partnership’s balance sheets for the periods indicated:

	Gross Amounts	Gross Amounts	Net Amount of Assets
	of Recognized	Offset in the	Presented in the
	Assets	Balance Sheets	Balance Sheets
Offsetting Assets
As of March 31, 2014
Accounts receivable monetized gains-affiliate	$17,100	$(7,600)	$9,500
As of December 31, 2013
Accounts receivable monetized gains-affiliate	$22,600	$(7,700)	$14,900

	Gross Amounts	Gross Amounts	Net Amount of Liabilities
	of Recognized	Offset in the	Presented in the
	Liabilities	Balance Sheets	Balance Sheets
Offsetting Liabilities
As of March 31, 2014
Put premiums payable-affiliate	$(7,600)	$7,600	$-
Long-term put premiums payable-affiliate	(13,500)	-	(13,500)
Total	$(21,100)	$7,600	$(13,500)
As of December 31, 2013
Put premiums payable-affiliate	$(7,700)	$7,700	$-
Long-term put premiums payable-affiliate	(15,300)	-	(15,300)
Total	$(23,000)	$7,700	$(15,300)

Accumulated Other Comprehensive Loss

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options, and the unrealized gains recognized in earnings in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred loss on its balance sheets in accumulated other comprehensive loss of $8,200 as of March 31, 2014. Included in accumulated other comprehensive income are unrealized gains of $12,700, net of the MGP, interest that were recognized into earnings as a result of oil and gas property impairments during prior periods. During the current year, $1,000 of net gains were recorded by the Partnership and allocated only to the limited partners. Of the remaining $8,200 of net unrealized loss in accumulated other comprehensive loss, the Partnership will reclassify $2,100 of net losses to the Partnership’s statements of operations over the next twelve month period and the remaining losses of $6,100 in later periods.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership has established a hierarchy to measure its financial instruments at fair value, which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect the Partnership’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The hierarchy defines three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash, accounts receivable, and accounts payable approximate their respective fair values due to the short term maturities of such instruments. The Partnership uses a market approach fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 4). The Partnership manages and reports the derivative assets and liabilities on the basis of its net exposure to market risks and credit risks by counterparty. The Partnership’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative instruments are calculated by utilizing commodity indices, quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

Information for assets and liabilities measured at fair value at March 31, 2014 and December 31, 2013 is as follows:

	Level 1	Level 2	Level 3	Total
As of March 31, 2014
Derivative assets, gross
Commodity puts	$-	$8,500	$-	$8,500
Derivative liabilities, gross
Commodity puts	$-	$-	$-	$-
Total derivatives, fair value, net	$-	$8,500	$-	$8,500

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Derivative assets, gross
Commodity puts	$-	$10,100	$-	$10,100
Derivative liabilities, gross
Commodity puts	$-	$-	$-	$-
Total derivatives, fair value, net	$-	$10,100	$-	$10,100

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three months ended March 31, 2014 and 2013.

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

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended March 31,
	2014	2013
Administrative	$27,000	$33,400
Supervision	106,600	132,100
Transportation	52,100	49,800
Total	$185,700	$215,300

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

General Commitments

Subject to certain conditions, investor partners may present their interests for purchase by the MGP. The purchase price is calculated by the MGP in accordance with the terms of the partnership agreement. The MGP is not obligated to purchase more than 5% of the units in any calendar year. In the event that the MGP is unable to obtain the necessary funds, it may suspend its purchase obligation.

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of March 31, 2014, the MGP has not withheld any such funds. The MGP is currently evaluating its right to exercise this option based on several factors such as commodity prices, the natural decline in well production, and current and future plugging services and costs.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials, and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of March 31, 2014, our MGP had not withheld any funds for this purpose.

Markets and Competition

The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our production. During 2014 and 2013, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Production revenues (in thousands):
Gas	$401	$354
Oil	32	43
Total	$433	$397
Production volumes:
Gas (mcf/day) (1)	855	1,071
Oil (bbl/day) (1)	4	6
Total (mcfe/day) (1)	879	1,107
Average sales prices: (2)
Gas (per mcf) (1) (3)	$5.25	$3.91
Oil (per bbl) (1)	$92.84	$86.14
Production costs:
As a percent of revenues	53%	63%
Per mcfe (1)	$2.90	$2.53
Depletion per mcfe	$0.15	$1.17

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $3,000 and $22,600 for the three months ended March 31, 2014 and 2013, respectively.

Natural Gas Revenues. Our natural gas revenues were $400,900 and $354,500 for the three months ended March 31, 2014 and 2013, respectively, an increase of $46,400 (13%). The $46,400 increase in natural gas revenues for the three months ended March 31, 2014 as compared to the prior year similar period was attributable to a $117,800 increase in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions, partially offset by a $71,400 decrease in production volumes. Our production volumes decreased to 855 mcf per day for the three months ended March 31, 2014 from 1,071 mcf per day for the three months ended March 31, 2013, a decrease of 216 mcf per day (20%). The decrease in production is mostly due to the inherent decline in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $32,200 and $42,800 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $10,600 (25%). The $10,600 decrease in oil revenues for the three months ended March 31, 2014 as compared to the prior year similar period was attributable to a $12,800 decrease in production volumes, partially offset by a $2,200 increase in oil prices after the effect of financial hedges. Our production volumes decreased to 4 bbls per day for the three months ended March 31, 2014 from 6 bbls per day for the three months ended March 31, 2013, a decrease of 2 bbls per day (33%).

Costs and Expenses. Production expenses were $228,800 and $251,100 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $22,300 (9%). This decrease was mostly due to a decrease in monthly supervision fees.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 3% and 29% for the three months ended March 31, 2014 and 2013, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended March 31, 2014 and 2013 were $41,900 and $52,100, respectively, a decrease of $10,200 (20%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The decrease for the three months ended March 31, 2014 is primarily due to a decrease in third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities increased $28,000 in the three months ended March 31, 2014 to $105,200 as compared to $77,200 for the three months ended March 31, 2013. This increase was mostly due to an increase in net income before depletion and accretion of $68,300 and an increase in the change in accrued liabilities of $7,500, partially offset by a decrease in the change in accounts receivable trade-affiliate of $28,900, and a decrease in net non-cash loss on derivative value of $18,900 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Cash used in financing activities increased $92,300 during the three months ended March 31, 2014 to $148,700 from $56,400 for the three months ended March 31, 2013. This increase was due to an increase in cash distributions to partners.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Atlas America Public #15-2005 (A) L.P.

ATLAS RESOURCES, LLC, Managing General Partner

Date: May 15, 2014	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2014	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer