Form 10-Q
period 2015-03-31
Atlas America Public #15-2005 (A) L.P.
filed 2015-05-15
CIK 1335236

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

ATLAS AMERICA PUBLIC 15-2005 (A) L.P.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable trade-affiliate	131,400	187,500
Asset retirement receivable-affiliate	62,400	43,200
Current portion of derivative assets	16,800	14,600
Total current assets	210,600	245,300
Gas and oil properties, net	3,578,000	3,649,700
Long-term derivative assets	11,900	12,200
	$3,800,500	$3,907,200
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$12,700	$9,900
Current portion of put premiums payable-affiliate	9,700	9,300
Total current liabilities	22,400	19,200
Long-term put premiums payable-affiliate	8,000	10,700
Asset retirement obligations	4,164,400	4,105,700
Commitments and contingencies
Partners’ capital:
Managing general partner’s interest	458,500	525,200
Limited partners’ interest (5,227.40 units)	(858,100)	(760,400)
Accumulated other comprehensive income	5,300	6,800
Total partners’ capital	(394,300)	(228,400)
	$3,800,500	$3,907,200

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
REVENUES
Natural gas and oil	$224,700	$433,100
Gain on mark-to-market derivatives	4,200	-
Total revenues	228,900	433,100
COSTS AND EXPENSES
Production	217,100	228,800
Depletion	71,700	11,800
Accretion of asset retirement obligation	58,700	42,300
General and administrative	45,800	41,900
Total costs and expenses	393,300	324,800
Net (loss) income	$(164,400)	$108,300
Allocation of net (loss) income:
Managing general partner	$(66,700)	$36,000
Limited partners	$(97,700)	$72,300
Net (loss) income per limited partnership unit	$(19)	$14

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net (loss) income	$(164,400)	$108,300
Other comprehensive loss:
Unrealized holding loss on cash flow hedging contracts	-	(12,600)
Difference in estimated hedge gains receivable	2,400	25,400
Reclassification adjustment for gains realized in net (loss) income from cash flow hedges	(3,900)	(15,000)
Total other comprehensive loss	(1,500)	(2,200)
Comprehensive (loss) income	$(165,900)	$106,100

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED

March 31, 2015

(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total
Balance at December 31, 2014	$525,200	$(760,400)	$6,800	$(228,400)
Participation in revenues, costs and expenses:
Net production revenues	1,600	6,000	-	7,600
Gain on mark-to-market derivatives	-	4,200	-	4,200
Depletion	(33,200)	(38,500)	-	(71,700)
Accretion of asset retirement obligation	(19,700)	(39,000)	-	(58,700)
General and administrative	(15,400)	(30,400)	-	(45,800)
Net loss	(66,700)	(97,700)	-	(164,400)
Other comprehensive loss	-	-	(1,500)	(1,500)

Balance at March 31, 2015	$458,500	$(858,100)	$5,300	$(394,300)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(164,400)	$108,300
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion	71,700	11,800
Non cash (gain) loss on derivative value	(5,700)	3,000
Accretion of asset retirement obligation	58,700	42,300
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable trade-affiliate	56,100	(70,300)
Increase in asset retirement receivable-affiliate	(19,200)	-
Increase in accrued liabilities	2,800	10,100
Net cash provided by operating activities	-	105,200
Cash flows from financing activities:
Distributions to partners	-	(148,700)
Net cash used in financing activities	-	(148,700)
Net change in cash and cash equivalents	-	(43,500)
Cash and cash equivalents at beginning of period	-	43,500
Cash and cash equivalents at end of period	$-	$-

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas America Public #15-2005 (A) L.P. (the “Partnership”) is a Delaware limited partnership, formed on July 25, 2005 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

On February 27, 2015, the MGP’s ultimate parent, Atlas Energy, L.P. (“Atlas Energy”), which was a publicly traded master-limited partnership, was acquired by Targa Resources Corp. and distributed to Atlas Energy’s unitholders 100% of the limited liability company interests in ARP’s general partner, Atlas Energy Group, LLC (“Atlas Energy Group”; NYSE: ATLS).  Atlas Energy Group became a separate, publicly traded company and the ultimate parent of the MGP as a result of the distribution. Following the distribution, Atlas Energy Group continues to manage ARP’s operations and activities through its ownership of the ARP’s general partner interest.

The Partnership has drilled and currently operates wells located in Pennsylvania and Tennessee. The Partnership has no employees and relies on the MGP for management, which in turn, relies on its parent company, Atlas Energy (after February 27, 2015, Atlas Energy Group), for administrative services.

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

The accompanying condensed financial statements, which are unaudited, except for the balance sheet at December 31, 2014, which is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 may not necessarily be indicative of the results of operations for the year ended December 31, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s financial statements, as well as the reported amounts of revenues and costs and expenses during the reporting periods. The Partnership’s financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, impairments, fair value of derivative instruments and the probability of forecasted transactions. Actual results could differ from those estimates.

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three months ended March 31, 2015 and 2014 represent actual results in all material respects (See “Revenue Recognition”).

Accounts Receivable

Accounts receivable on the balance sheets consist solely of the trade accounts receivable associated with the Partnership’s operations. In evaluating the realizability of its accounts receivable, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At March 31, 2015 and December 31, 2014, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for uncollectible accounts receivable.

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

The Partnership follows the successful efforts method of accounting for gas and oil producing activities. Oil is converted to gas equivalent basis (“Mcfe”) at the rate of one barrel of oil to six Mcf of natural gas. Mcf is defined as one thousand cubic feet.

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $71,700 and $11,800 for the three months ended March 31, 2015 and 2014, respectively.

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depletion within its balance sheets.

The following is a summary of gas and oil properties at the dates indicated:

	March 31,	December 31,
	2015	2014
Proved properties:
Leasehold interests	$1,526,600	$1,526,600
Wells and related equipment	65,892,800	65,982,800
Total natural gas and oil properties	67,419,400	67,419,400
Accumulated depletion and impairment	(63,841,400)	(63,769,700)
Gas and oil properties, net	$3,578,000	$3,649,700

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

The determination natural gas and oil reserve estimates is a subjective process and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results.

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

There was no gas and oil properties impairment recorded for the three months ended March 31, 2015 and 2014. During the year ended December 31, 2014, the Partnership recognized an impairment charge of $354,600. This impairment relates to the carrying amount of these gas and oil properties being in excess of the Partnership’s estimate of their fair value at December 31, 2014. The estimate of the fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas and oil prices at the date of measurement.

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

Revenue Recognition

The Partnership generally sells natural gas and crude oil at prevailing market prices. Typically, the Partnership’s sales contracts are based on pricing provisions that are tied to a market index, with certain fixed adjustments based on proximity to gathering and transmission lines and the quality of its natural gas. Generally, the market index is fixed two business days prior to the commencement of the production month. Revenue and the related accounts receivable are recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas and crude oil, in which the Partnership has an interest with other producers are recognized on the basis of its percentage ownership of the working interest and/or overriding royalty.

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices (See “Use of Estimates”). The Partnership had unbilled revenues at March 31, 2015 and December 31, 2014 of $118,100 and $168,500, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive loss” on the Partnership’s financial statements and, at March 31, 2015, only include changes in the fair value of unsettled derivative contracts which prior to January 1, 2015 were accounted for as cash flow hedges (See Note 4). The Partnership does not have any other type of transaction which would be included within other comprehensive loss.

Recently Issued Accounting Standards

In January 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“Update 2015-01”). The amendments in Update 2015-01 simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in Update 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Partnership will adopt the requirements of Update 2015-01 upon its effective date of January 1, 2016, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“Update 2014-15”). The amendments in Update 2014-15 provide GAAP guidance on the responsibility of an entity’s management in evaluating whether there is substantial doubt about the entity’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, an entity’s management will be required to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued. In doing so, the amendments in Update 2014-15 should reduce diversity in the timing and content of footnote disclosures. The amendments in Update 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Partnership will adopt the requirements of Update 2014-15 upon its effective date in 2016, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”), which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant and Equipment, and intangible assets within the scope of Topic 350, Intangibles – Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies the performance obligations. These requirements are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Partnership will adopt the requirements of Update 2014-09 retrospectively upon its effective date of January 1, 2017, and is evaluating the impact of the adoption on its financial position, results of operations or related disclosures. On April 1, 2015, the FASB tentatively decided to defer the effective date of ASU 2014-09 by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and to interim periods within that reporting period, with early adoption permitted.

NOTE 3 - ASSET RETIREMENT OBLIGATIONS

The Partnership recognizes an estimated liability for the plugging and abandonment of its gas and oil wells. It also recognizes a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Partnership also considers the estimated salvage value in the calculation of depletion.

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

The MGP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within the Partnership near the end of their useful life. On a partnership-by-partnership basis, the MGP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells and current and future costs. Generally, the MGP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon the MGP’s decision to retain all future distributions to the limited partners of the Partnership, the MGP will assume the related asset retirement obligations of the limited partners. As of March 31, 2015, the MGP has withheld $62,400 of net production revenue for future plugging and abandonment costs.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2015	2014
Asset retirement obligations at beginning of period	$4,105,700	$2,849,400
Accretion expense	58,700	42,300
Asset retirement obligations at end of period	$4,164,400	$2,891,700

NOTE 4 - DERIVATIVE INSTRUMENTS

The MGP, on behalf of the Partnership, uses a number of different derivative instruments, principally swaps, collars and options, in connection with the Partnership’s commodity price risk management activities. Management enters into financial instruments to hedge forecasted commodity sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold. Under commodity-based swap agreements, the Partnership receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. To manage the risk of regional commodity price differences, the Partnership occasionally enters into basis swaps. Basis swaps are contractual arrangements that guarantee a price differential for a commodity from a specified delivery point price and the comparable national exchange price. For natural gas basis swaps, which have negative differentials to New York Mercantile Exchange (“NYMEX”), the Partnership receives or pays a payment from the counterparty if the price differential to NYMEX is greater or less than the stated terms of the contract. Commodity-based put option instruments are contractual agreements that require the payment of a premium and grant the purchaser of the put option the right, but not the obligation, to receive the difference between a fixed, or strike, price and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. The put option instrument sets a floor price for commodity sales being hedged. Costless collars are a combination of a purchased put option and a sold call option, in which the premiums net to zero. The costless collar eliminates the initial cost of the purchased put, but places a ceiling price for commodity sales being hedged.

On January 1, 2015, the Partnership discontinued hedge accounting for its qualified commodity derivatives. As such, changes in fair value of these derivatives after December 31, 2014 are recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations. The fair values of these commodity derivative instruments at December 31, 2014, which were recognized in accumulated other comprehensive income within partners’ capital on the Partnership’s balance sheet, will be reclassified to the Partnership’s statements of operations in the future at the time the originally hedged physical transactions affect earnings.

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheets of $28,700 and $26,800 at March 31, 2015 and December 31, 2014, respectively.

The following table summarizes the gains or losses recognized within the statements of operations for derivative instruments previously designated as cash flow hedges for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
Gains reclassified from accumulated other comprehensive income into natural gas and oil revenues	$3,900	$15,000
Gains subsequent to December 31, 2014 recognized in gain on mark-to-market derivatives	$4,200	$-

The Partnership enters into commodity future option and collar contracts to achieve more predictable cash flows by hedging its exposure to changes in commodity prices. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. NGL fixed price swaps are priced based on a WTI crude oil index. These contracts have been recorded at their fair values.

At March 31, 2015, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset (2)
	(MMBtu) (1)	(per MMBtu) (1)

2015	10,500	$4.00	$12,900
2016	14,000	4.15	15,800
			$28,700

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three months ended March 31, 2015 and 2014 for hedge ineffectiveness.

Put Premiums Payable

During June 2012, a premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At March 31, 2015 and December 31, 2014, the put premiums were recorded as short-term payables to affiliate, of $9,700 and $9,300, respectively, and long-term payables to affiliate of $8,000 and $10,700, respectively.

Accumulated Other Comprehensive Income

As a result of the put options, the Partnership recorded a net deferred gain on its balance sheet in accumulated other comprehensive income of $5,300 as of March 31, 2015. During the three months ended March 31, 2015, $2,900 of net gains were recorded by the Partnership and allocated only to the limited partners. Of the remaining $5,300 of net unrealized income in accumulated other comprehensive income, the Partnership will reclassify $4,200 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining gains of $1,100 in later periods.

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

Information for assets measured at fair value at March 31, 2015 and December 31, 2014 was as follows:

	Level 1	Level 2	Level 3	Total
As of March 31, 2015
Derivative assets, gross
Commodity puts	$-	$28,700	$-	$28,700

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Derivative assets, gross
Commodity puts	$-	$26,800	$-	$26,800

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (See Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three months ended March 31, 2015 and 2014.

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s statements of operations, are payable at $296 per well per month for operating and maintaining the wells. Well supervision fees are proportionately reduced to the extent the Partnership does not acquire 100% of the working interest in a well. Transportation fees are included in production expenses in the Partnership’s statements of operations and are generally payable at 13% of the natural gas sales price. Direct costs, which are included in production and general administrative expenses in the Partnership’s statements of operations, are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf.

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended March 31,
	2015	2014
Administrative fees	$31,300	$27,000
Supervision fees	123,700	106,600
Transportation fees	28,200	52,100
Direct costs	79,800	85,000
Total	$263,000	$270,700

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of March 31, 2015, the MGP has withheld $62,400 of net production revenue for future plugging and abandonment costs.

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

On February 27, 2015, the MGP’s ultimate parent, Atlas Energy, L.P. (“Atlas Energy”), which was a publicly traded master-limited partnership, was acquired by Targa Resources Corp. and distributed to Atlas Energy’s unitholders 100% of the limited liability company interests in ARP’s general partner, Atlas Energy Group, LLC (“Atlas Energy Group”; NYSE: ATLS).  Atlas Energy Group became a separate, publicly traded company and the ultimate parent of the MGP as a result of the distribution. Following the distribution, Atlas Energy Group continues to manage ARP’s operations and activities through its ownership of the ARP’s general partner interest.

We have drilled and currently operate wells located in Pennsylvania and Tennessee. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy (after February 27, 2015, Atlas Energy Group), for administrative services.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of March 31, 2015, our MGP has withheld $62,400 of net production revenues for this purpose.

Markets and Competition

The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in gas and oil producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our production. During 2015 and 2014, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competing in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
Production revenues (in thousands):
Gas	$214	$401
Oil	11	32
Total	$225	$433
Production volumes:
Gas (mcf/day) (1)	957	855
Oil (bbl/day) (1)	2	4
Total (mcfe/day) (1)	969	879
Average sales prices: (2)
Gas (per mcf) (1) (3)	$2.48	$5.25
Oil (per bbl) (1)	$62.33	$92.84
Production costs:
As a percent of revenues	97%	53%
Per mcfe (1)	$2.49	$2.90
Depletion per mcfe	$0.82	$0.15

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $3,000 for the three months ended March 31, 2014.

Natural Gas Revenues. Our natural gas revenues were $213,500 and $400,900 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $187,400 (47%). The $187,400 decrease in natural gas revenues for the three months ended March 31, 2015 as compared to the prior year similar period was attributable to a $235,200 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, partially offset by a $47,800 increase in production volumes. Our production volumes increased to 957 mcf per day for the three months ended March 31, 2015 from 855 mcf per day for the three months ended March 31, 2014, an increase of 102 mcf per day (12%).

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $11,200 and $32,200 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $21,000 (65%). The $21,000 decrease in oil revenues for the three months ended March 31, 2015 as compared to the prior year similar period was attributable to a $15,600 decrease in production volumes and a $5,400 decrease in oil prices after the effect of financial hedges. Our production volumes decreased to 2 bbls per day for the three months ended March 31, 2015 from 4 bbls per day for the three months ended March 31, 2014, a decrease of 2 bbls per day (50%).

Costs and Expenses. Production expenses were $217,100 and $228,800 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $11,700 (5%). This decrease was mostly due to a decrease in transportation fees. Lower transportation fees were due to a decrease in the realized price of natural gas.

Depletion of gas and oil properties as a percentage of gas and oil revenues was 32% and 3% for the three months ended March 31, 2015 and 2014, respectively. This change was primarily attributable to changes in gas and oil reserve quantities and to a lesser extent revenues, product prices and production volumes and changes in the depletable cost basis of gas and oil properties.

General and administrative expenses for the three months ended March 31, 2015 and 2014 were $45,900 and $41,900, respectively, an increase of $4,000 (10%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the costs charged to us and services provided to us.

Liquidity and Capital Resources

Cash provided by operating activities decreased $105,200 in the three months ended March 31, 2015 to $0 as compared to $105,200 for the three months ended March 31, 2014. This decrease was mostly due to a decrease in net income before depletion and accretion of $196,400, a decrease in the change in asset retirement-receivable of $19,200, a decrease in net non-cash (gain) loss on derivative value of $8,700 and a decrease in the change in accrued liabilities of $7,300. The decrease was partially offset by an increase in the change in accounts receivable trade-affiliate of $126,400 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

There was no cash used in financing activities for the three months ended March 31, 2015. There was $148,700 of cash used in financing during the three months ended March 31, 2014, for the distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Through March 31, 2015, our MGP has withheld $62,400 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We are generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
4.2	Amended and Restated Certificate and Agreement of Limited Partnership for Public #15-2005 (A) L.P. (1)

31.1	Certification Pursuant to Rule 13a-14/15(d)-14

31.2	Certification Pursuant to Rule 13a-14/15(d)-14

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	Interactive Data File

(1)	Filed on October 10, 2005 in the Form S-1/A Registration Statement dated October 10, 2005, File No. 000-51944

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS AMERICA PUBLIC #15-2005 (A) L.P.

By: Atlas Resources, LLC, its Managing General Partner

Date: May 15, 2015	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chief Executive Officer and President of the Managing General Partner

Date: May 15, 2015	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer of the Managing General Partner